Form 10-K
period 1998-12-31
MERRY LAND PROPERTIES INC
filed 1999-03-31
CIK 1069546

Washington, D.C. 20549
                             _________________

                                 FORM 10-K
                             _________________

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

                           For the fiscal year ended

                              DECEMBER 31, 1998

                     Commission file number: 000-29778

                            ---------------------

                          MERRY LAND PROPERTIES, INC.
                                P.O. Box 1417
                              Augusta, GA 30903
                                706-722-6756

State of Incorporation: Georgia        I.R.S. Employer Identification Number:
                                                    58-2412761

Securities  registered pursuant to Section 12(b)
of  the  Act:                                          Name  of  Each Exchange
            Title of Class                               on Which Registered
            --------------                             -----------------------
                   None                                        None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1 stated value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past ninety days:  Yes  X   No
                                                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting and nonvoting common equity held by non affiliates of the registrant on March 8, 1999: Common Stock, $1 stated value-$9,905,441 (all shares other than those owned or controlled by officers, directors, and 5% shareholders).

The number of shares of common stock outstanding as of March 8, 1999 was 2,595,300.

Documents incorporated by reference: The 1999 definitive proxy statement mailed to shareholders for the annual meeting scheduled for April 15, 1999, is incorporated by reference into Part III of this form 10-K.

        TABLE OF CONTENTS

                                                                   PAGE

PART I

Item 1 Business                                                       3

Item 2 Properties                                                     5

Item 3 Legal Proceedings                                              7

Item 4 Submission of Matters to a Vote of Security Holders            7


PART II

Item  5 Market  for the Registrant's Common Stock
        and  Related  Shareholders' Matters                           8

Item 6 Selected Financial Data                                        9

Item 7 Management's  Discussion and Analysis of Financial
       Condition and Results of Operations                           10

Item 8 Financial Statements and Supplementary Data                   18

Item  9  Changes  in and  Disagreements  with  Accountants
on  Accounting  and Financial Disclosure                             30

PART III

Item 10 Directors and Executive Officers of the Registrant           30

Item 11 Executive Compensation                                       30

Item 12 Security Ownership of Certain Beneficial Owners
        and Management                                               30

Item 13 Certain Relationships and Related Transactions               30


PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K                                                  31

PART I

Item 1--Business


                                THE COMPANY

     Merry Land Properties, Inc. is a full service real estate company and at December 31, 1998 had a total market capitalization of $52.7 million. The Company is headquartered in Augusta, Georgia and maintains offices in Atlanta and Savannah. Merry Land Properties owns five apartment communities located in Savannah, Georgia, and Charleston, South Carolina, over 4,000 acres of clay land which produces significant royalties, and a number of commercial properties, and other tracts of land suitable for sale or development. The Company also provides third party property management and development consulting services for others. (See Note 12 to the Financial Statements in Item 8 for financial information about segments.)

OBJECTIVE

     Merry Land's objective is to build shareholder value through active involvement in the apartment business and other commercial real estate activities-through the investment, development, rehabilitation and management of properties for ourselves and for others. The Company expects to operate primarily in the coastal areas of the Southeastern United States where it and its predecessor, Merry Land & Investment Company, Inc., have been active for over eighteen years. The Company believes these areas will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. This in turn will lead to higher job growth and stronger housing demand, creating exceptional opportunities for well conceived and well managed real estate projects.

ORGANIZATION

      Merry Land Properties maintains a centralized and functionally organized management structure, conducting all its corporate level activities (including accounting, finance, general property management and acquisitions and development) from its offices in Augusta. The Company also has satellite offices in Savannah and Atlanta from which it provides property management and development consulting services to third parties.

     Most of the Company's employees are veterans of old Merry Land. The Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer all held the same positions at the old company. They and other key employees bring to the new Merry Land many years of experience in the apartment business, giving the Company a high level of competence in the fields of residential development, marketing, management, maintenance and in other real estate related areas.

     Each apartment community functions as an individual business unit according to well developed policies and procedures. Each community is operated by an on site Property Manager and staff who are extensively trained by the Company in sales, management, accounting, maintenance and other disciplines.

      At December 31, 1998, the Company had a total of 140 employees. Of this number, 125 work at its apartment communities, and 15 are employed at the corporate offices. A significant portion of the compensation of on site personnel is tied to achievement of community cash flow targets. All employees have the opportunity to become shareholders through the Company's Employee Stock Ownership Plan. Corporate level employees participate in the Company's restricted stock grant plan, thus further aligning their interests with those of the Company's shareholders. The Company is a Georgia corporation formed in 1998. It has its principal office at 624 Ellis Street, Augusta, Georgia 30901 and its telephone number is (706) 722-6756.

HISTORY

     On October 15, 1998, the shares of Merry Land Properties, Inc., a newly created subsidiary of Merry Land & Investment Company, Inc. were spun out as a dividend to that firm's shareholders in conjunction with old Merry Land's merger into Equity Residential Properties Trust. (See Management's Discussion and Analysis of Financial Condition and Results of Operations). The original Merry Land was one of the nation's leading apartment companies. It owned and operated 135 communities with 35,000 apartment units which it had acquired or developed throughout the Southeast and Texas. Its common shares, with a market value in excess of a billion dollars, were listed on the New York Stock Exchange. Its training, maintenance, accounting and other operating systems were among the most progressive in the industry.

FORWARD LOOKING STATEMENTS

     This filing includes statements that are "forward looking statements" regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the Company's current expectations.

ACCOUNTING PREDECESSOR

     Merry Land has operated only since October 15, 1998. Accordingly, only the Consolidated Balance Sheet for December 31, 1998 is an actual financial statement prepared for a real company. All other statements are those of an "accounting predecessor" which have been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

PART I
Item 2--Properties

APARTMENTS

     COMMUNITIES. The Company owns five apartment communities containing 1,004 units in Savannah, Georgia and Charleston, South Carolina. They are "garden apartments", in wood frame two and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. The Company's apartments are 32% one bedroom units, 54% two bedroom units and 14% three bedroom units. The units average 944 square feet in area, fifteen years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, club rooms, exercise facilities and hot tubs. Some of the Company's communities also offer racquetball courts, saunas, alarm systems and other features.

      RESIDENTS. Residents at the Company's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents are generally "renters by choice" - who have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. The Company believes that demand for its apartments is primarily dependent on the general economic strength of each market's economy and its level of job creation and household formation, and to a lesser extent to prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the Company's communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of from six to twelve months. About two-thirds of the Company's units turn over each year, a rate the Company believes is typical for higher end apartment communities.

     MARKETS. Merry Land's apartment communities are located in the Southern coastal cities of Savannah, Georgia and Charleston, South Carolina. The Company believes that these cities will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. Physical occupancy at the Company's communities has been high over the last five years, averaging 95% or more in each of those years. This strong demand has produced a 3.6% average annual increase in rental rates at the Company's apartment communities during this period.

The following table describes the Company's apartment communities at December 31, 1998.

                                                                    Average     Average          Average Rent (2)
                               Date                   Cost(1)      Cost Per    Unit Size    Per Unit   Per Sq. Ft.     Average
Name              Location    Built      Units   (In Thousands)     Unit(1)   (Sq.Ft.)          1998          1998   Occupancy
----              --------    -----      -----   --------------    --------   --------      --------   -----------   ---------
Greentree         Savannah    1983       194        $7,476         $38,534        852           $600         $0.70        94%
Marsh Cove        Savannah    1983       188         8,201          43,623      1,053            677          0.64        98
West Wind         Savannah    1985       192         7,349          38,277      1,124            708          0.63        98
                                         ---        ------         -------      -----           ----         -----        --
                                         574        23,026          40,155      1,009            661          0.66        97

Quarterdeck      Charleston   1986       230         9,709          42,093       810             634          0.78       100
Waters Edge      Charleston   1985       200         8,030          39,693       911             574          0.63        97
                                         ---        ------         -------      -----           ----         -----       ---
                                         430        17,739          41,254       857             606          0.71        99

TOTALS                                 1,004       $40,765          $40,603      944            $638         $0.67        97%


(1) Represents the total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Represents the weighted average of rent charged for occupied units and rent asked for unoccupied units at December 31, 1998.
(3) Represents average physical occupancy at each month end for 1998.


APARTMENT DEVELOPMENT SITES

     The Company owns four land parcels containing a total of 84 acres with a book value of $3.4 million and zoning to allow the development of approximately 750 apartment units. The Company intends to commence construction in 1999 of a 230 unit luxury apartment community on one land parcel that is adjacent to the Quarterdeck apartment community, which is owned by the Company. This property is located only minutes from Charleston's historic downtown. Another parcel is also adjacent to an existing apartment community owned by the Company, Waters Edge, and lies along the Ashley River in the Summerville area of Charleston. The Company is exploring the possibility of subdividing this tract and offering it for sale as single family lots.

COMMERCIAL PROPERTIES

     The Company owns six commercial properties in the Augusta area, primarily small office buildings, including the Company's headquarters building. Three buildings are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. In conjunction with the formulation of a new business plan for the Company and the likely disposal of these assets, the Company wrote down the carrying cost of several of these properties to their estimated value as determined in the Company's formation and startup in late 1998. This produced a pretax charge of $1.7 million. These properties, aggregating approximately 170,000 square feet, have a net book value of $2.3 million.

     The Company owns six commercial land sites in Augusta, Jacksonville, Miami, Savannah and Nashville containing 46 acres with a book value of $2.6 million. The Company intends to either sell or develop these properties.

LAND

     The Company owns approximately 4,800 acres of unimproved land with a book value of $1.3 million. Since 1981, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,522 acres of the Company's land. In 1997, Boral Bricks leased an additional 195 acres for clay mining. The Company also leases 100 acres to another company for the mining of sand and gravel, leases other tracts for agriculture and grows timber on much of the remaining land. The Company expects that some of its land eventually may be developed or sold for development by others.

PART I

Item 3--Legal Proceedings

     None

Item 4--Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5--Market for the Registrant's Common Stock and  Related Shareholders'
Matters

COMMON STOCK

     The Company's shares began trading on the NASDAQ SmallCap Market System under the symbol "MRYP" on October 16, 1998. For the partial fourth quarter ended December 31, 1998, the high and low sales prices of the Company's common shares were $6.00 and $3.44, respectively. On December 31, 1998, the closing sale price for the Common Stock was $3.63 and on March 8, 1999, the closing sale price was $6.50 per share.

     At December 31, 1998, there were approximately 2,716 shareholders of record. In addition, the Company estimates that an additional 11,200 shareholders hold their shares in "street name".

     The Company did not pay any dividends to common shareholders in 1998. At the present time, the Company's intention is to retain earnings to fund future growth. The Preferred Stock, Senior Debt and Subordinated Debt agreements contain provisions which could limit the payment of dividends by the Company; however, these provisions do not currently limit the Company's ability to pay dividends.

     RECENT SALES OF UNREGISTERED SECURITIES. On October 15, 1998, in a private transaction, the Company issued to Merry Land & Investment Company, Inc. (the Company's parent corporation at the time) 2,151,315 shares of common stock, 5,000 shares of Series A Redeemable Cumulative Preferred Stock ($1,000 liquidation preference per share), $18,317,429 of senior debt, and $20,000,000 of subordinated debt. The securities were issued in exchange for five apartment communities, four apartment development sites, five commercial properties, six commercial sites, 4,816 acres of undeveloped land, and other assets, all received from Merry Land & Investment Company, Inc. The securities were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. Following the issuance of securities on October 15, 1998, the common stock of Merry Land Properties was spun off to the common shareholders of Merry Land & Investment Company, Inc.

PART II

Item 6--Selected Financial Data

                          SELECTED FINANCIAL DATA
      The following table sets forth selected financial data for the Company and should be read in conjunction with the financial statements and notes thereto incorporated by reference herein. The following amounts are in thousands, except for information with respect to per share amounts and apartment units.

                                                                         Years Ended December 31*
                                               --------------------------------------------------------------------
                                                     1998            1997           1996          1995         1994
                                                     ----            ----           ----          ----         ----
OPERATING DATA
Income from operations:
       Rental income                            $   8,121       $   7,774      $   7,523     $   7,260    $   6,981
       Royalty income                               1,693           1,401            369           436          817
       Management fees                                149               -              -             -            -
       Development fees                               515               -              -             -            -
       Rental expense, property taxes and ins.      3,449           3,022          2,912         2,849        2,765
       Depreciation of real estate owned            1,291           1,284          1,213         1,191        1,103
                                                ---------       ---------      ---------     ---------    ---------
                                                    5,738           4,869          3,767         3,656        3,930
 Other income:
       Interest income                                137              84             70            72           89
                                                ---------       ---------      ---------     ---------    ---------
                                                      137              84             70            72           89
Expenses:
       Interest expense                               694               -              -             -            -
       Depreciation-other                             265             224            145            84            -
       General & administrative                       655             120            108            90           60
                                                ---------       ---------      ---------     ---------    ---------
                                                    1,614             344            253           174           60
Income from continuing operations                   4,261           4,609          3,584         3,554        3,959
Non recurring cost-impairment charge                1,666               -              -             -            -
                                                ---------       ---------      ---------     ---------    ---------
Income before taxes                                 2,595           4,609          3,584         3,554        3,959
Income tax benefit                                    462               -              -             -            -
                                                ---------       ---------      ---------     ---------    ---------
Net income                                      $   3,057       $   4,609      $   3,584     $   3,554    $   3,959
                                                =========       =========      =========     =========    =========

Weighted average common shares                      2,113           1,923          1,796          1,668       1,322
Weighted average diluted common shares              2,129           1,946          1,834          1,704       1,349
Earnings per common share-basic                 $    1.45       $    2.40      $    2.00     $     2.13    $   2.99
Earnings per common share-diluted               $    1.44       $    2.37      $    1.95     $     2.09    $   2.93
Common dividends paid                           $       -       $       -      $       -     $        -    $      -

BALANCE SHEET DATA
Real estate and other fixed assets              $  40,982       $  42,596      $  41,558     $   42,508    $ 41,956
Cash and short term investments                     3,995               -              -              -           -
Other assets                                        9,766           1,412            726            751         783
                                                ---------       ---------      ---------     ----------    --------
Total assets                                    $  54,743       $  44,008      $  42,284     $   43,259    $ 42,739
                                                =========       =========      =========     ==========    ========

Debt                                            $  38,317       $       -      $       -     $        -    $      -
Other liabilities                                   2,209             629            337            394         420
Preferred stock                                     5,000               -              -              -           -
Investment by Merry Land &
Investment Company, Inc.                                -          43,379         41,947         42,865      42,739
Common stock and retained earnings                  9,217               -              -              -           -
                                                ---------       ---------      ---------     ----------    --------
Total liabilities and stockholders' equity      $  54,743       $  44,008      $  42,284     $   43,259    $ 42,739
                                                =========       =========      =========     ==========    ========
OTHER DATA
 Apartment units owned                              1,004           1,004          1,004          1,004       1,004
 Apartment units managed                            2,712               -              -              -           -

* 1994 operating data, 1995 and 1994 balance sheet data and all other data unaudited.

PART II

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

     Merry Land Properties, Inc, was formed on September 3, 1998, as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company was merged into Equity Residential Properties Trust on October 19, 1998. On October 15, 1998, prior to the merger, Merry Land & Investment Company contributed five apartment communities, four apartment development sites, five commercial properties, six commercial sites, 4,816 acres of undeveloped land, and other assets to Merry Land Properties in exchange for 2,131,315 shares of common stock, $5,000,000 of preferred stock, $18,317,429 of senior debt and $20,000,000 of subordinated debt. On October 15, 1998, the common stock of Merry Land Properties was spun off to the common shareholders of Merry Land & Investment Company on the basis of one share of Merry Land Properties stock for every twenty shares of Merry Land & Investment Company. When the merger transaction was completed Merry Land Properties began operating as an independent public company and the senior debt, subordinated debt and preferred stock were acquired by Equity Residential. Also in conjunction with the merger Equity Residential made an additional capital contribution of $2,400,000 to Merry Land Properties.

     Merry Land has operated only since October 15, 1998. Accordingly, only the Consolidated Balance Sheet for December 31, 1998 is an actual financial statement prepared for a real company. All other statements are those of an "accounting predecessor" which have been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

RESULTS OF OPERATIONS

     The results of operations for 1998 include the results of Merry Land Properties, as it operated as an independent company for the period from October 15, 1998 to December 31, 1998, combined with the constructed results of the accounting predecessor to Merry Land Properties for the period from January 1, 1998 to October 15, 1998. The operating results for the years ended December 31, 1997 and 1996 are entirely those of the accounting predecessor to Merry Land Properties.

     RENTAL  OPERATIONS-APARTMENTS.   The  Company  owns   five   apartment
communities described in the following table:

                                         Occupancy (1)                                     Average Rent (2)
                                 ----------------------------------                -------------------------------
Community           Units        1998           1997           1996                1998          1997         1996
---------           -----        ----           ----           ----                ----          ----         ----
Quarterdeck          230         99.8%          99.5%          99.6%               $634          $614         $589
Waters Edge          200         96.7           97.3           93.5                 574           570          547
                     ---         ----           ----           ----                ----          ----         ----
Total Charleston     430         98.4           98.5           96.8                 606           593          569

Greentree            194         93.8           92.0           95.1                 600           593          569
Marsh Cove           188         97.8           95.3           95.6                 677           658          644
West Wind            192         97.9           98.1           98.3                 708           679          660
                     ---         ----           ----           ----                ----          ----         ----
Total Savannah       574         96.5           95.1           96.3                 661           643          624

Total              1,004         97.3%          96.6%          96.5%                $638         $624         $601

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.

     The operating performance of the Company's apartment communities is summarized in the following table (dollars in thousands, except average monthly rent):

                                    %              Change from                                   Twelve Months
                                  CHANGE           1997 TO 1998                   1998                  1997               1996
                                  ------           ------------                   ----                  ----               ----
Rental income                       3.9%               $283.4                 $7,638.7              $7,355.3           $7,145.1
Personnel                           2.3                  22.7                  1,022.4                 999.7              862.6
Utilities                           1.9                   5.3                    277.9                 272.6              314.4
Operating                          39.6                 106.6                    375.9                 269.3              238.3
Maintenance and grounds            33.4                 178.4                    711.8                 533.4              556.7
Taxes and insurance                 9.4                  63.7                    737.7                 674.0              685.4
Depreciation and amortization      (0.4)                 (4.6)                 1,171.4               1,176.0            1,114.2
                                   -----                -----                 --------              --------           --------
Subtotal                            9.5                 372.1                  4,297.1               3,925.0            3,771.6

Operating income                   (2.6)%              $(88.7)                $3,341.6              $3,373.5

Average occupancy (1)                 -                   0.7%                    97.3%                 96.6%              96.5%
Average monthly rent (2)            2.2%               $   14                 $    638              $    624           $    601
Expense ratio (3)                     -                   2.9%                    56.3%                 53.4%              52.8%


(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.
(3)  Represents total operating expenses divided by rental revenues.

     For the twelve month period of 1998, rental income rose by $283.4 thousand, or 3.9%, for the five apartment communities because of 2.2% higher rents and 0.7% higher occupancy over 1997. In the aggregate, the Charleston and Savannah rental markets were strong in 1998 and 1997 as demand for apartments exceeded additions to supply. The Company's apartments experienced 97.3% occupancy in 1998, which was 0.7% above 1997. Average rent increased 2.2%, from $624 on December 31, 1997 to $638 on December 31, 1998. Charleston rents increased to
$606, or 2.2% and Savannah rents increased to $661, or 2.8%, during this period. The Company believes that physical occupancy should remain satisfactory despite substantial delivery of new units if general economic activity, job growth and household formation along the southeastern coast remain strong.

     Total expenses were up $372.1 thousand, or 9.5%, in 1998, from the same period in 1997, due primarily to increases in operating, maintenance and grounds, taxes and insurance expenses. Operating expenses increased by $106.6 thousand, or 39.6%, while maintenance expenses were up $178.4 thousand, or 33.4%, primarily due to completion of a major maintenance project to repair deteriorated floor systems at Waters Edge community, which totaled $165.0 thousand. Real estate taxes and insurance were up $63.7 thousand, or 9.4%, due to an overall increase in millage rates and higher insurance premiums.

     In 1997 rental income rose by $210.2 thousand from 1996, or 2.9%, because of higher rents. Occupancy was essentially flat for the twelve month period of 1997 versus 1996. Total expenses were up $153.4 thousand, or 4.1%, in 1997 from the same period in 1996. Personnel expenses were up $137.1 thousand, or 15.9%, due to higher salaries and higher bonuses. Utilities were down $41.8 thousand, or 13.3%, largely due to the collection of water fees from the residents. Operating expenses were up $31.0 thousand, or 13.0%, generally due to increased marketing and advertising expenses.

     RENTAL OPERATIONS-COMMERCIAL. The Company owns six commercial properties in the Augusta area containing a total of 169,915 square feet and including the office building were the Company's headquarters are located. Three buildings containing approximately 75,000 square feet are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. Consequently, occupancy for all six commercial properties was 52.0% at December 31, 1998. The performance of the six commercial properties is summarized in the following table (dollars in thousands):



                                  %        Change from                           Twelve Months
                               Change      1997 to 1998                1998         1997        1996
                               ------      ------------                ----         ----        ----
Rental Income                  21.8%          $73.7                 $411.9        $338.2      $304.1

Utilities                      22.4%           17.4                   95.1          77.7        76.1
Operating                      64.5             2.0                    5.1           3.1         5.9
Maintenance and grounds        19.5            13.8                   84.7          70.9        60.8
Taxes and insurance             4.2             2.6                   63.9          61.3        55.5
Depreciation and amortization  (3.0)           (9.9)                 321.7         331.6       242.5
                               -----          ------                ------        ------      ------
Subtotal                        4.8            25.9                  570.5         544.6       440.8

Operating income               23.1%          $47.8                $(158.6)      $(206.4)    $(136.7)

     In 1998, rental income rose by $73.7 thousand, or 21.8%, for commercial properties because of increased occupancy. Total expenses were up $25.9 thousand, or 4.8%, in 1998 from the same period in 1997 primarily due to higher utilities and maintenance expenses resulting from higher occupancy.

     In 1997, rental income increased by $34.1 thousand, or 11.2%, for commercial properties because of increased occupancy. Total expenses were up $103.8 thousand, or 23.5%, in 1997 from 1996 generally due to higher occupancy and higher depreciation expense related to capital improvements made in 1997 and 1996.

     LAND. The Company owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. The operating performance of the land is summarized in the following table (dollars in thousands):

                            %            Change from                           Twelve Months
                          Change         1997 to 1998                  1998         1997        1996
                          ------         ------------                  ----         ----        ----
Clay royalties             23.4%           $297.0                  $1,564.7     $1,267.7      $238.8
Sand royalties             (3.7)             (5.0)                    128.7        133.7       129.8
Rental income             (13.4)            (10.8)                     70.0         80.8        73.8
                          ------           -------                 --------     --------      ------
Subtotal                   19.0             281.2                   1,763.4      1,482.2       442.4

Operating expense         925.0              25.9                      28.7          2.8         0.0
Taxes and insurance       (20.5)            (11.8)                     45.9         57.7        56.6
                          ------           -------                 --------     --------      ------
Subtotal                  (23.3)             14.1                      74.6         60.5        56.6

Operating income           18.8            $267.1                  $1,688.8     $1,421.7      $385.8

     Clay royalties increased $297.0 thousand, or 23.4%, for the twelve month period in 1998 compared to the same period in 1997 due to collections from a royalty agreement executed in March 1997. For the twelve months in 1997, clay royalties increased in comparison with 1996 also due to the March 1997 royalty agreement. Because royalty payments under th agreement end in April 1999, royalties in future periods are expected to be significantly lower.

     MORTGAGE INTEREST INCOME. Interest income from mortgage notes receivable totaled $106.3 thousand in the twelve month period of 1998, up from $83.8 thousand in the twelve month period of 1997 and $70.3 thousand in the twelve month period of 1996. The increases were due to an additional note received for $675.0 thousand from the sale of an apartment community in Augusta during November 1997.
     OTHER INTEREST INCOME. Other interest income was $30.3 thousand, all earned on cash balances for the period October 15, 1998 to December 31, 1998.

     PROPERTY MANAGEMENT AND DEVELOPMENT FEES. In 1998, management fee income was $149.0 thousand and development fee income was $515.0 thousand, all of which related to the period October 15, 1998 to December 31, 3998. These fees were earned under agreements with Equity Residential whereby the Company provides either property management or development consulting services for twelve apartment communities. At December 31, 1998, approximately $2.0 million remains to be earned under the development agreement. The Company has no expectations of a continuing relationship with Equity Residential that would produce further fees. The Company intends to seek other third party property management and development consulting business, but there can be no assurance that fees approaching current levels will be achieved.

     INTEREST EXPENSE. The assets contributed to the Company by Merry Land & Investment company were not encumbered by mortgage debt at any time during 1996 or 1997 or prior to the spin off in 1998. Therefore, the financial statements for the accounting predecessor to Merry Land Properties for periods prior to the spin off assume that there was no debt or related interest expense. In October 1998 and in connection with the spin off, the Company received its assets subject to $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock. Interest expense related to these obligations totaled $694.5 thousand for 1998, all accrued after the spin off and included $81.1 thousand of dividends accrued on the Company's preferred stock. During this period, the average rate on the senior debt was 7.8% and the rate on the subordinated debt and preferred stock was 8.0%.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $516.1 thousand for the period of October 15, 1998 to December 31, 1998. For periods prior to October 15, 1998, management has estimated common and corporate level expenses which might have been incurred on behalf of the accounting predecessor to Merry Land Properties by Merry Land & Investment Company in accordance with the rules and regulations of the Securities and Exchange Commission applicablefor subsidiaries which have been spun off. Management has allocated such expenses based on its best estimate under these guidelines of time and effort that would have been expended for the benefit of the accounting predecessor.

     IMPAIRMENT CHARGE. In conjunction with the formulation of a new business plan for the Company's commercial properties and the likely disposition of these properties, the Company wrote down the carrying cost of several of these assets to their estimated value as determined in the Company's formation and startup. This produced a pretax charge of $1.7 million.

     INCOME BEFORE TAXES. Income before taxes decreased to $2.6 million in 1998 from $4.6 million in 1997 and $3.6 million in 1996. As discussed in Note 1 to the financial statements, general and administrative expenses estimated in the statements were considerably less prior to the spin off than after the spin off and there was no interest expense assumed prior to the spin off. This resulting decrease in income before taxes in 1998 primarily related to the higher general and administrative expense of $490.8 thousand, higher interest expense of $694.5 thousand, and the $1.7 million impairment charge. These increases in expenses were somewhat offset by increases in mineral royalties and fee incme from third party property management and development consulting. Income increased by $1.3 million in 1997 largely due to an increase in mineral royalties.

     INCOME TAXES. As a REIT, the accounting predecessor to Merry Land Properties would not have been subject to income taxes. A net income tax benefit in 1998 related to the period October 15, 1998 to December 31, 1998 totaled $462.6 thousand, and consisted of $123.8 thousand in current income tax expense and $586.4 thousand in deferred income tax benefit. The deferred income tax benefit arose primarily from the impairment charge taken against several of the Augusta commercial properties.

     FUNDS FROM OPERATIONS. For the period that the Company operated as an independent public entity from October 15, 1998 to December 31, 1998 funds from operations were $680.1 thousand. The following is a reconciliation of net income to funds from operations. (data in thousands):

                                                   October 15, 1998
                                                                 to
                                                  December 31, 1998
                                                  -----------------
Net loss available for common                     $        (648.6)
Add depreciation of real estate owned                        248.6
Add impairment charge                                      1,666.5
Less deferred tax benefit                                    586.4
                                                  ----------------
Funds from operations available to common shares  $          680.1
                                                  ================
Weighted average common shares outstanding--
   Basic                                                   2,181.1
   Diluted                                                 2,191.6

     The Company believes that funds from operations are an important measure of its operating performance. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income, or as an indicator of the Company's operating peformance, or as a measure of the Company's liquidity. The Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property.

LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL STRUCTURE. At December 31, 1998, total debt equaled 73% of both total capitalization at cost and total capitalization with equity valued at market. At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                        Equity
                                                        % of            Market           % of
                                   Book                Total             Value          Total
                                   ----                -----            ------          -----
Senior debt                   $18,317.4                 35%          $18,317.4            35%
Subordinated debt              20,000.0                 38            20,000.0            38
                              ---------                 --           ---------            --
Total debt                     38,317.4                 73           $38,317.4            73
Preferred stock                 5,000.0                 10             5,000.0             9
Common stock                    9,216.7                 17             9,416.4            18
                              ---------                 --           ---------            --
Total capitalization          $52,534.1                100%          $52,733.8           100%
                              =========                ====          =========           ====


     The senior debt, subordinated debt, and preferred stock were issued in connection with the merger and spin off. Before the spin off non of Merry Land & Investment Company's debt or preferred stock were attributed to the predecessor.

     Borrowings of up to $25.0 million are available under the senior debt agreement. The senior debt bears interest, payable quarterly, at the Company's option either LIBOR plus 250 basis points or at prime plus 200 basis points, and matures in October 2013. The dividend rate on the preferred stock is also 8.0% until October 2003, payable quarterly, and its mandatory redemption date is October 2013. Beginning in October 2003, the interest rate on the subordinated debt and the dividend rate on the preferred stock increase each year until 2013.

     LIQUIDITY. The Company expects to meet its short-term liquidity requirements with its working capital, cash provided by operating activities, construction loans, mortgage debt and a line of credit which it intends to establish with a commercial bank. The Company's primary short-term liquidity needs are operating expenses, capital improvements, the proposed development of the Merritt James Island community, and the maturity of the senior debt.

     The Company expects to meet its long-term liquidity requirements from a variety of sources, including operating cash flow, additional borrowings, and the issuance and sale of debt and equity securities in public and private markets. The Company's long-term liquidity needs include the maturity of the subordinated debt, redemption of the preferred stock, and financing acquisitions and development.

     CASH FLOWS. Before the merger and spin off in October 1998, under the accounting rules for preparing financial statements of a company to be spun off, all cash flow was assumed to be generated from operating activities and distributed to the accounting predecessor of Merry Land Properties. Cash and cash equivalents totaled $4.0 million on December 31, 1998 and were generated from the merger and spin off, and from operating activities after the spin off.

     YEAR 2000 DISCLOSURE. The Company has evaluated the impact of the "Year 2000" issue on its business, results of operations, and financial condition and has determined that the cost of any software and hardware upgrades is not expected to be material. The cost to analyze and prepare for the Year 2000 issue has not been material and the Company does not anticipate the need for a contingency plan. While there can be no assurances, the Company does not currently expect the Year 2000 issue will have a material impact on the Company's business, operations, or financial condition.

     INFLATION. Substantially all of the Company's leases are for terms of one year or less, which should enable the Company to replace existing leases with new leases at higher rent rates in times of rising prices. The Company believes that this would offset the effect of cost increases stemming from inflation.

     FORWARD LOOKING STATEMENTS. This filing includes statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934 regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance, and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the Company's current expectations.

Item 7A--Quantitative and Qualitative Disclosures about Market Risk.

     The Company has variable rate debt and thus is exposed to the impact of interest rate change. The variable rate debt matures in 1999 and bears interest, payable quarterly, at LIBOR plus 250 basis points or prime plus 200 basis points. Additional borrowings of $6.7 million are available with $18.3 million currently outstanding. The Company intends to eliminate this exposure to interest rate change by replacing this variable debt with fixed rate debt.

     The Company does not enter contracts for trading purposes and does not use leveraged instruments. None of the Company's notes receivable have variable interest rates. The following table summarizes the Company's market risk associated with notes payable and notes receivable as of December 31, 1998.
The table represents principal payments and the related weighted average interest rates by expected year of maturity. The variable rate represents the floating interest rate calculated at December 31, 1998.

                                                          Expected Fiscal Year of Maturity
                              ---------------------------------------------------------------------------------------
                              1999       2000       2001      2002      2003      Thereafter    Total     Fair Market
                              ----       ----       ----      ----      ----      ----------    -----     ------------
(In thousands)
Debt:
Fixed Rate                   $ 0.0      $ 0.0      $ 0.0     $ 0.0     $ 0.0      $20,000.0  $20,000.0      $20,000.0
Avg. Interest Rate               -          -          -         -         -           9.50%      9.50%          9.50%
Variable Rate            $18,317.4      $ 0.0      $ 0.0     $ 0.0     $ 0.0      $     0.0  $18,317.4      $18,317.4
Avg. Interest Rate            7.58%         -          -         -         -              -       7.58%

Notes Receivable:
Fixed Rate               $   633.5      $51.1      $54.9     $54.1     $42.2      $    506.5 $ 1,342.3      $ 1,342.3
Avg. Interest Rate             9.8%       7.3%       7.3%      7.1%      6.1%            6.1%      8.0%

Part II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                                        (Accounting
                                                                                        Predecessor
                                                     December 31, 1998            December 31, 1997
                                                     -----------------            -----------------
ASSETS
  Real estate assets, at cost:
    Land held for mining, development and sale        $      7,255,130              $     6,391,361
    Apartments                                              40,765,214                   40,377,348
    Commercial rental property                               2,622,024                    5,220,096
    Furniture and equipment                                  1,836,144                    1,684,030
                                                      ----------------              ---------------
    Total cost                                              52,478,512                   53,672,835
  Accumulated depreciation and depletion                   (11,496,904)                 (11,076,536)
                                                      ----------------              ---------------
CASH AND CASH EQUIVALENTS                                    3,995,365                            -

OTHER ASSETS
    Notes receivable                                         1,342,246                    1,411,727
    Other receivable                                         1,434,512                            -
    Deferred tax asset                                       6,909,857                            -
    Other                                                       79,620                            -
                                                       ---------------              ---------------
TOTAL ASSETS                                           $    54,743,208              $    44,008,026
                                                       ===============              ===============

NOTES PAYABLE
    Senior debt                                        $    18,317,429              $             -
    Subordinated debt                                       20,000,000                            -
                                                       ---------------              ---------------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
    Accrued interest                                           444,553                            -
    Accrued income taxes                                       123,846                            -
    Accrued property taxes                                     309,936                      244,627
    Accrued dividends payable                                   81,111                            -
    Deferred revenue                                           771,627                      330,696
    Other                                                      477,967                       53,443
                                                       ---------------              ---------------
                                                             2,209,040                      628,766

PREFERRED STOCK                                              5,000,000                            -

STOCKHOLDER'S EQUITY
    Investment by Merry Land & Investment Company, Inc.              -                   43,379,260
    Common stock, at $1 stated value, 2,597,633 shares
    issued and outstanding                                   2,597,633                            -
    Capital surplus                                          9,121,985                            -
    Unamortized compensation                                (1,854,291)                           -
    Cumulative undistributed net earnings (deficit)           (648,588)                           -
                                                       ---------------              ---------------
                                                             9,216,739                   43,379,260
                                                       ---------------              ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    54,743,208              $    44.008,026
                                                       ===============              ===============

The accompanying notes are an integral part of these consolidated balance sheets. Specific reference is made to Note 1 where the basis of presentation for these statementsis described and the lack of comparability between periods is discussed.

                      MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   Years Ended December 31
                                                  -----------------------------------------------------
                                                       1998                  1997              1996
                                                       ----                  ----              ----
INCOME
Rental income                                   $ 8,120,569           $ 7,774,310       $ 7,522,965
Royalty income                                    1,693,489             1,401,363           368,644
Interest income                                     136,644                83,816            70,257
Management fees                                     148,958                     -                 -
Development fees                                    515,016                     -                 -
                                                -----------           -----------       -----------
                                                 10,614,676             9,259,489         7,961,866
EXPENSES
Rental expense                                    3,449,045             3,022,300         2,912,349
Interest expense                                    694,462                     -                 -
Depreciation                                      1,556,457             1,507,721         1,356,831
Insurance                                            42,066                     -                 -
General and administrative expense                  611,335               120,480           108,432
Impairment charge                                 1,666,463                     -                 -
                                                -----------            ----------       -----------
                                                  8,019,828             4,650,501         4,377,612
INCOME BEFORE TAXES                               2,594,848             4,608,988         3,584,254
Income tax benefit                                  462,597                     -                 -
                                                -----------             ---------       -----------

NET INCOME                                      $ 3,057,445           $ 4,608,988       $ 3,584,254
                                                ===========           ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  Basic                                           2,113,393             1,923,000         1,796,000
  Diluted                                         2,129,479             1,946,000         1,834,000

EARNINGS PER COMMON SHARE
  Basic                                         $      1.45           $      2.40       $      2.00
  Diluted                                       $      1.44           $      2.37       $      1.95


The accompanying notes are an integral part of these consolidated statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described and the lack of comparability between periods is discussed.

                     MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Cumulative
                                                                                                    Undistributed     Total
                                 Investment        Common Stock         Capital    Unamortized    Net Earnings     Stockholder's
                                  By Parent     Shares        Amount     Surplus    Compensation      Deficit         Equity
                                  ---------     ------        ------     -------    ------------   -------------   -------------

BALANCE DECEMBER 31, 1995      $ 42,864,836          -     $       -    $      -    $          -   $           -    $ 42,864,836
Net income                        3,584,254          -             -           -               -               -       3,584,254
Net distributions                (4,501,631)         -             -           -               -               -      (4,501,631)
                               ------------   --------     ---------    --------    ------------   -------------    ------------

BALANCE DECEMBER 31, 1996      $ 41,947,459          -             -           -               -               -      41,947,459
Net income                        4,608,987          -             -           -               -               -       4,608,987
Net distributions                (3,177,186)         -             -           -               -               -      (3,177,186)
                               ------------   --------     ---------    --------    ------------   -------------    -------------

BALANCE DECEMBER 31, 1997      $ 43,379,260          -             -           -               -               -     $ 43,379,260
Net income prior to spin off-     3,706,033          -             -           -               -               -        3,706,033
Note 1
Net distrinbutions prior to spin off-
Note 1                           (3,911,647)         -             -           -               -               -     (3,911,647)
Initial capitalization resulting from
the spin off-Note 1             (43,173,646) 2,151,315     2,151,315   5,152,926               -               -    (35,869,405)
Capital contribution in connection
with spin off-Note 1                      -          -             -   2,400,000               -               -      2,400,000
Issuance of restricted stock grants       -    446,318       446,318   1,569,059      (2,015,377)              -              -
Amortization of stock grants              -          -             -           -         161,086               -        161,086
Net income(loss) subsequent to            -          -             -           -               -        (648,588)      (648,588)
spin off                      -------------  ---------     ---------   ---------      ----------       ---------    -----------

BALANCE, DECEMBER 31, 1998    $           -  2,597,633    $2,597,633  $9,121,985     $(1,854,291)      $(648,588)   $ 9,216,739
                              =============  =========    ==========  ==========     ===========       =========    ===========


The accompanying notes are an integral part of these consolidated statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described and the lack of comparability between periods is discussed.

                     MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31
                                                                --------------------------------------------------
                                                                1998                   1997           1996
                                                                ----                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  3,057,445           $  4,608,987   $  3,584,254
Adjustments to reconcilde net income to
Net cash provided by operating activities:
  Depreciation expense                                     1,556,457              1,507,721      1,356,831
  Impairment charge                                        1,666,463                      -              -
  Deferred tax benefit                                      (586,443)                     -              -
  Increase in property taxes payable                          65,309                  1,385         12,653
  Increase in income taxes payable                           123,846                      -              -
  Increase in deferred credits                               440,931                330,696              -
  Increase in accrued interest                               444,553                      -              -
  Other                                                      268,930                (40,000)       (70,010)
                                                        ------------           ------------   ------------
    Net cash provided by operating activities              7,037,491              6,408,789      4,883,728

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable                       69,481               (685,416)        25,050
  Investment in real estate assets                        (1,599,960)            (2,546,187)      (407,147)
                                                        ------------           ------------   ------------
  Net cash used in investing activities                   (1,530,479)            (3,231,603)      (382,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from Merry Land & Investment Co., Inc.     1,554,584              2,546,187        407,147
  Other capital contributions                              2,400,000                      -              -
  Distributions to Merry Land & Investment Co., Inc.      (5,466,231)            (5,723,373)    (4,908,778)
                                                        ------------           ------------   ------------
  Net cash used in financing activities                   (1,511,647)            (3,177,186)    (4,501,631)

NET INCREASE (DECREASE) IN CASH                         $  3,995,365                      -              -

CASH AT BEGINNING OF PERIOD                                        -                      -              -
                                                        ------------           ------------   ------------
CASH AT END OF PERIOD                                   $  3,995,365           $          -   $          -
                                                        ============           ============   ============

Interest paid                                           $    168,798           $          -   $          -
Income taxes paid                                       $          -           $          -   $          -
Non cash transactions:
    Deferred tax asset from initial contribution        $  6,323,414           $          -   $          -
    Issuance of debt in initial capitalization          $ 38,317,429           $          -   $          -
    Issuance of preferred stock in initial
    capitalization                                      $  5,000,000           $          -   $          -


The accompanying notes are an integral part of these consolidated statements. Specific reference is made in Note 1 where the basis of presentation for these statements is described and the lack of comparability between periods is discussed.

                        MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements

1.  ORGANIZATION

     Merry Land Properties, Inc. was formed on September 3, 1998, as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company was merged into Equity Residential Properties Trust on October 19, 1998. On October 15, 1998, prior to the merger, Merry Land & Investment Company contributed five apartment communities, four apartment development sites, five commercial properties, six commercial sites, 4,816 acres of undeveloped land, and other assets to Merry Land Properties in exchange for 2,151,315 shares of common stock, $5,000,000 of preferred stock, $18,317,429 of senior debt and $20,000,000 of subordinated debt. On October 15, 1998, the common stock of Merry Land Properties was spun off to the common shareholders of Merry Land
& Investment Company on the basis of one share of Merry Land Properties stock for every twenty shares of Merry Land & Investment Company. When the merger transaction was completed Merry Land Properties began operating as an independent public company and the senior debt, subordinated debt and preferred stock were acquired by Equity Residential. Also, in conjunction with the merger, Equity Residential made an additional capital contribution of $2,400,00 to Merry Land Properties.

2.  BASIS OF PRESENTATION

     The financial statements for periods prior to the spin off include only those assets and liabilities contributed by Merry Land & Investment Company as described above. These financial statements have been prepared using
Merry Land & Investment Company's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulated that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Merry Land Properties.

     Management has estimated common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by Merry Land & Investment Company and has allocated such expenses based on its best estimate of the time and effort that would have been expended. Property management costs have been estimated and allocated on a per unit basis. The assets contributed to Merry Land Properties by Merry Land & Investment Company were not encumbered by mortgage debt at any time prior to the spin off and the financial statements for the accounting predecessor for periods prior to the spin off do not include any debt or related interest expense.

     Merry Land & Investment Company was qualified to be taxed as a real estate investment trust and was not subject to federal income taxation on distributed income. Accordingly, no provision for income tax is included in the accompanying financial statements for periods prior to the spin off.

     Amounts shown for periods and dates prior to the spin off assume lower levels of general and administrative expenses than have actually been incurred after the spin off and exclude any debt, interest expense or income taxes. Accordingly, comparison of periods subsequent to the spin off with periods prior to the spin off may be difficult and misleading.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations. Any significant intercompany transactions and accounts have been eliminated in consolidation.

  RECOGNITION OF INCOME

     The Company leases its apartment properties generally for terms of one year or less. Rental income is recognized when earned. Commercial properties are leased under operating leases. Rental income is recognized on a straight-line basis over the terms of the respective leases. The Company recognizes mineral royalty income both as clay and sand is mined and also on a straight-line basis over the life of the related agreements depending on the terms of the underlying leases. Property management and development consulting fee income are recognized when earned.

  REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are carried at depreciated cost except when it is determined that the asset's carrying value may not be recoverable. Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

     Apartments...........................................40-50 years
     Land improvements.......................................15 years
     Commercial rental buildings..........................40-50 years
     Furniture, fixtures, equipment and carpet............ 5-15 years
     Operating equipment....................................3-5 years

     Straight-line and accelerated methods are used for income tax reporting purposes. Expenditures that extend the lives of assets are capitalized; other repairs and maintenance are expensed.

     SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October, 1998 in conjunction with formulation of a new business plan for the Company's commercial properties the Company recorded an impairment charge of approximately $1.7 million related to the likely disposal of several commercial properties in Augusta, Georgia. This charge reduces the Company's carrying value in the properties to the estimated fair value, less selling costs.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

INCOME TAXES

    In conjunction with the spin off the Company, a taxable "C" corporation, began accounting for income taxes under SFAS 109 "Accounting for Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and regulations that may be in effect when the differences are expected to reverse.

EARNINGS PER SHARE AND SHARE INFORMATION

     Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under the Company's Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method.

     For periods prior to the spin off, earnings per share have been computed giving effect to the distribution ratio of one share of Merry Land Properties for every twenty common shares of Merry Land & Investment Company. Accordingly, weighted average common shares outstanding for the accounting predecessor have been assumed to be 1/20 of the shares outstanding of Merry Land & Investment Company for the periods prior to the spin off. For the periods prior to the spin off, dilutive earnings per share are calculated giving effect to dilutive options of Merry Land & Investment company using the same ratio.

     A reconciliation of the average outstanding shares used in the two calculations is as follows:


                                                        1998                 1997             1996
                                                        ----                 ----             ----
Weighted average shares outstanding - basic        2,113,393            1,923,000        1,796,000
Dilutive potential common shares                      16,086               23,000           38,000
                                                   ---------            ---------        ---------
Weighted average shares outstanding - diluted      2,129,479            1,946,000        1,834,000


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

4.  NOTES RECEIVABLE

     At December 31, 1998 and 1997, notes receivable consisted of the following:


                                                      Original                 Note Balances
Note                     Rate             Due         Amount              1998             1997
----                     ----             ---         --------            ----             ----
Augusta Partners       10.00%            10/99      $  695,000      $  573,566       $  588,573
Brothersville           6.00%            11/12         675,000         636,512          672,791
Brothersville          10.00%             9/02         327,600          74,717           90,363
New Zion                7.00%            11/12          60,000          57,451           60,000
                                                    ----------      ----------       ----------
                                                    $1,757,600      $1,342,246       $1,411,727

5.  DEBT

     At December 31, 1998, debt consisted of the following:


Debt                         Maturity Date                Interest Rate                   Balance
----                         -------------                -------------                   -------
Senior debt (a)            October 19, 1999                   (a)                     $18,317,429
Subordinated debt (b)      October 19, 2013                   (b)                      20,000,000
                                                                                      -----------
Total                                                                                 $38,317,429


     (a) Senior debt. Borrowing of up to $25,000,000 are available under the senior debt agreement, therefore, an additional $6,682,571 is available for future draws. The Senior debt bears interest, payable quarterly, at the Company's option either LIBOR plus 250 basis points or prime plus 200 basis points. At December 31, 1998, the interest rate was 7.6%

     (b) Subordinated debt. The Subordinated debt has a fifteen-year term, maturing on October 19, 2013. Interest is payable quarterly and accrues at the following rates:

Until October, 19, 2003          8.00%       Oct. 20, 2008-Oct. 19, 2009            9.75%
Oct. 20, 2003-Oct. 19, 2004      8.25%       Oct. 20, 2009-Oct. 19, 2010           10.50%
Oct. 20, 2004-Oct. 19, 2005      8.50%       Oct. 20, 2010-Oct. 19, 2011           11.50%
Oct. 20, 2005-Oct. 19, 2006      8.75%       Oct. 20, 2011-Oct. 19, 2012           12.75%
Oct. 20, 2006-Oct. 19, 2007      9.00%       Oct. 20, 2012-Oct. 19, 2013           14.25%
Oct. 20, 2007-Oct. 19, 2008      9.25%

     The senior debt and subordinated debt agreements contain covenants restricting the amount of debt which can be incurred by the Company.

6. MANAGEMENT INCENTIVE PLAN

     In October, 1998, the shareholders of Merry Land Properties approved the 1998 Management Incentive Plan. In October 1998, fifteen employees, including the Company's three executive officers, received restricted stock grants for a total of 446,318 shares of the Company's common stock. The common stock received under the restricted stock grants vest in fifteen equal annual installments beginning on the date granted and are forfeitable in the event the employee terminates service prior to vesting. At December 31, 1998, there were an additional 53,682 common shares available for grant.

7. EMPLOYEE STOCK OWNERSHIP PLAN

     In October, 1998, Merry Land Properties adopted and assumed Merry Land & Investment Company's Employee Stock Ownership Plan. All costs and expenses resulting from the assumption of sponsorship of the ESOP by the Company and certain allocations to accounts of the ESOP participants will be shared by the Company and Equity Residential Properties Trust based on the ratio of employees' allocations on October 19, 1998.

     Under the plan the Company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the Company. The amount of the annual contribution is made at the discretion of the Board of Directors.

8. PREFERRED STOCK

     On October 15, 1998, the Company issued $5,000,000 of Preferred Stock (5,000 shares with a liquidation preference of $1,000 per share). The preferred stock agreement contains covenants restricting the amount of debt which can be incurred by the company. The Preferred Stock must be redeemed no later than October 19, 2013 and has a dividend rate as follows:


Until Oct. 19, 2003                8.00%         Oct. 20, 2008-Oct. 19, 2009            9.75%
Oct. 20, 2003-Oct. 19, 2004        8.25%         Oct. 20, 2009-Oct. 19, 2010           10.75%
Oct. 20, 2004-Oct. 19, 2005        8.50%         Oct. 20, 2010-Oct. 19, 2011           11.50%
Oct. 20, 2005-Oct. 19, 2006        8.75%         Oct. 20, 2011-Oct. 19, 2012           12.75%
Oct. 20, 2006-Oct. 19, 2007        9.00%         Oct. 20, 2012-Oct. 19, 2013           14.25%
Oct. 20, 2007-Oct. 19, 2008        9.25%

     For the period from October 15, 1998 to December 31, 1998, the Company accrued preferred stock dividends of $81,111, which were paid in January 1999.

9. COMMON DIVIDENDS

     The Company did not pay any dividends to common shareholders in 1998.

10. INCOME TAXES

     As discussed in Note 1, the Company is a taxable "C" corporation. It is assumed that the accounting predecessor distributed sufficient taxable income to shareholders in the form of dividends to qualify as a REIT, and so no income taxes were provided for in periods prior to the spin off.

    The components of the income tax provision (benefit) are as follows:

                                                 Jan. 1, 1998
                                                      to
                                                Dec. 31, 1998
                                                -------------
Current federal tax                             $     104,271
Current state tax                                      19,575
Deferred federal tax                                 (493,749)
Deferred state tax                                    (92,694)
                                                -------------

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the full year of 1998 is as follows:


                                                                                     % of pretax
                                                                      $ Amount            income
                                                                      --------       -----------
Income tax expense at statutory rate                                $  882,248             34.0%
Increases (reductions) in taxes resulting from:
  Benefit from non taxable income under REIT status                 (1,261,051)           (48.6)%
  State and local income taxes, net of federal income
  tax benefit                                                          (48,258)            (1.9)%
  Royalty income not taxable                                           (64,964)            (2.5)%
  Dividends not deductible                                              27,578               1.1%
  Other                                                                  1,850               0.1%
                                                                    ----------            ------
                                                                    $ (462,597)            (17.8%)

     Significant components of the Company's net deferred income taxes are as follows:

Deferred tax asset:                                  December 31, 1998
-------------------                                  -----------------
Excess of tax basis of assets over
 Book basis of assets                                $       6,956,003
Other                                                          (46,146)
                                                     -----------------
Total deferred tax asset                             $       6,909,857

     SFAS 109 requires a valuation allowance be provided to reduce the amount of the deferred tax assets if, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance at December 31, 1998 is required.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management estimates that the carrying value of cash and cash equivalents, notes receivable and notes payable approximate their fair values when compared to instruments of similar type, maturity and terms.

12. SEGMENT INFORMATION

    The Company has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                                Third Party
December 31, 1998                 Apartments      Commercial          Land      Services          Corporate      Consolidated
-----------------                 ----------      ----------          ----      -----------       ---------      ------------
Real estate rental revenue      $  7,638,710     $   411,885     $   69,973     $         -      $        -      $  8,120,568
Real estate expense                3,125,712         248,774         74,559               -               -         3,449,045
Depreciation and amortization      1,171,433         321,659              -               -          63,365         1,556,457
Impairment charge                          -       1,666,463              -               -               -         1,666,463
                                ------------     -----------     ----------     -----------      ----------      ------------
Income from real estate            3,341,565      (1,825,011)        (4,586)              -         (63,365)        1,448,603
Other income                               -               -      1,693,489         663,974         136,644         2,494,107
Segment income                     3,341,565      (1,825,011)     1,688,903         663,974          73,279         3,942,710
                                ------------     -----------     ----------     -----------      -----------     ------------
Interest expense                           -               -              -               -        (694,462)         (694,462)
Insurance expense                          -               -              -               -         (42,066)          (42,066)
General and administrative                 -               -              -        (194,619)       (416,715)         (611,334)
Income before taxes                3,341,565      (1,825,011)     1,688,903         469,355      (1,079,964)        2,594,848
                                ============     ===========      =========     ===========      ==========      ============
Income tax benefit                         -               -              -               -        (462,597)         (462,597)
Net income                      $  3,341,565     $(1,825,011)    $1,688,903     $   469,355      $ (617,367)     $  3,057,445
                                ============     ===========     ==========     ===========      ==========      ============
Capital investments             $    387,865     $   205,175     $  834,244     $         -      $  172,676      $  1,599,960
                                ============     ===========     ==========     ===========      ==========      ============
Total real estate assets        $ 30,664,309     $ 2,319,489     $7,225,605     $         -      $  772,205      $ 40,981,608
                                ============     ===========     ==========     ===========      ==========      ============
December 31, 1997
Real estate rental revenue      $  7,355,313         338,209         80,788               -               -         7,774,310
Real estate expense                2,749,001         212,883         60,416               -               -         3,022,300
Depreciation and amortization      1,176,016         331,705              -               -               -         1,507,721
Income from real estate            3,430,296        (206,379)        20,372               -               -         3,244,289
Other income                               -               -      1,401,363               -          83,816         1,485,179
Segment income                     3,430,296        (206,379)     1,421,735               -          83,816         4,729,468
                                ------------     -----------     ----------     -----------      ----------      ------------
General and administrative                 -               -              -               -        (120,480)         (120,480)
Net income                      $  3,430,296     $  (206,379)    $1,421,735     $         -      $  (36,664)     $  4,608,988
                                ============     ===========     ==========     ===========      ==========      ============
Capital investments             $    750,683     $   175,417     $1,085,211     $         -      $  534,876      $  2,546,187
                                ============     ===========     ==========     ===========      ==========
Total real estate assets        $ 31,447,876     $ 3,884,674     $6,391,361     $         -      $  872,388      $ 42,596,299
                                ============     ===========     ==========     ===========      ==========      ============
December 31, 1996
Real estate rental revenue      $  7,145,051     $   304,109     $   73,805               -               -         7,522,965
Real estate expense                2,657,449         198,225         56,675               -               -         2,912,349
Depreciation and amortization      1,114,207         242,624              -               -               -         1,356,831
                                ------------     -----------     ----------     -----------      ----------      ------------
Income from real estate            3,373,395        (136,740)        17,130               -               -         3,253,785
Other income                               -               -        368,644               -          70,257           438,901
Segment income                     3,373,395        (136,740)       385,774               -          70,257         3,692,686
                                ------------     -----------     ----------     -----------      ----------      ------------
General and administrative                 -               -              -               -        (108,432)         (108,432)
Net income                      $  3,373,395     $  (136,740)    $  385,774     $         -      $  (38,175)     $  3,584,254
                                ============     ===========     ==========     ===========      ==========      ============
Capital investments             $    408,565     $   461,808     $ (674,409)    $         -      $  211,183      $    407,147
                                ============     ===========     ==========     ===========      ==========      ============
Total real estate assets        $ 31,873,208     $ 3,816,834     $5,306,150     $         -      $  561,641      $ 41,557,833
                                ============     ===========     ==========     ===========      ==========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merry Land Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of Merry Land Properties, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above presently fairly, in all material respects, the financial position of Merry Land Properties, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Atlanta, Georgia
January 27, 1999

Part II

Item 9 --Changes in and Disagreements with Accountants and Financal
         Disclosure

         None

Part III

Item 10--Directors and Executive Officers of the Registrant
    Incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission.

Item 11--Executive Compensation
    Incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission.

Item 12--Security Ownership of Certain Beneficial Owners and Management Incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission.

Item 13--Certain Relationships and Related Transactions
    Incorporated by reference to the Company's definitive proxy statement filed with the Securities and Exchange Commission.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

     Report of Independent Public Accountants
     Balance Sheets
     Statements of Income
     Statements of Changes in Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are required to be filed by Item 8 and Item 14(d) of Form 10-K:

     Report of Independent Public Accountants on Schedules
     Real Estate and Accumulated Depreciation

3.  EXHIBITS.

(3.i) - Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative Preferred Stock

(3.ii) - Bylaws, as amended on January 28, 1999.

(4)     Instruments Defining Rights of Security Holders, Including
        Indentures:
(4.1) - The Company's $20,000,000 Senior Subordinated Term Loan Agreement with Merry Land & Investment Company, Inc., dated October 15, 1998.

(10)    MATERIAL CONTRACTS.

(10.1) The Company's Development Agreement with ERP Operating Limited Partnership dated October 19, 1998.
(10.2) The Company's $25,000,000 Senior Term Loan Agreeemnt with Merry Land & Investment Company, Inc., dated October 15, 1998.
(10.3)  The Company's Employee Stock Ownership Plan.
(10.4) The Company's 1998 Management Incentive Plan (incorporated herein by reference to Appendix F to Exhibit 10.1 of the Company's Registration Statement on Form 10 filed September 4, 1998)
(10.5) Asset Exchange Agreement with Merry Land & Investment Company, Inc. dated October 15, 1998.
(10.6) The Company's Preferred Stock Purchase Agreement with Merry Land & Investment Company, Inc. dated October 15, 1998.
(21) -- Subsidiaries of Merry Land Properties, Inc.
(27) -- Financial Data Schedule.

(b) -- Reports on Form 8-K. The registrant filed no reports on Form 8-K during the last quarter of 1998.

To Merry Land Properties, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
------------------------------
    Arthur Andersen LLP


Atlanta, Georgia
January 27, 1999

PART IV

Item 14 --Schedule XI--Real Estate and Accumulated Depreciation for the Year Ending December 31, 1998:

                                             Cost Capitalized           Gross Amount at Which
             Initial Cost to Company    Subsequent to Acquisition   Carried at Dec. 31, 1998    Accumulated  Date of        Deprec
                     Buildings &                  Carrying               Buildings &   Total   Depreciation  Construc- Date iable
Residential  Land   Improvements    Improvements    Cost       Land     Improvements     (a)        (a)      tion      Acq. Life
-----------  ----   ------------    ------------  --------     ----     ------------   ------  ------------  --------- ---- ------
Residential
-----------
Greentree   $325,000    $ 6,001,731   $ 1,148,959        $  325,806    $ 7,149,884 $ 7,475,690 $ 2,293,979  1983    1986   5-50 yr.
Marsh Cove   329,786      6,649,280     1,222,098           345,467      7,855,697   8,201,164   2,423,086  1986    1989   5-50 yr.
Quarterdeck  580,000      8,216,250       912,636           600,402      9,108,484   9,708,886   2,178,557  1986    1989   5-50 yr.
Waters Edge  448,000      6,490,069     1,092,185           450,864      7,579,390   8,030,254   2,017,841  1985    1988   5-50 yr.
West Wind    960,000      5,597,500       791,720           960,000      6,389,220   7,349,220   1,187,441  1985    1993   5-50 yr.
Landing     --------    -----------   -----------         ---------    ----------- ----------- -----------
Total      2,642,786     32,954,830     5,167,598     -   2,682,539     38,082,675  40,765,214  10,100,904
Apartments
Commercial   356,000      1,612,486       653,538     -     370,920      2,251,104   2,622,024     302,535  var.    var.   5-50 yr.
----------
Land       5,716,070              -     1,539,060     -   7,255,130              -   7,255,130      29,526  various           -
----      ----------    -----------   -----------  ----  ----------    ----------- ----------- -----------
Total     $8,714,856    $34,567,316   $ 7,360,196  $  - $10,308,589    $40,333,779 $50,642,368 $10,432,965
          ==========    ===========   ===========  ==== ===========    =========== =========== ===========
Notes:


(a) Reconciliations of total real estate carrying value and accumulated depreciation for the years ending December 31, 1998, 1997 and 1996 are as follows:

                                                 Real Estate Cost                        Accumulated Depreciation
                                 -------------------------------------------    -------------------------------------------
                                 1998                1997             1996          1998          1997           1996
                                 ----                ----             ----          ----          ----           ----
Balance at beginning
of period                 $50,603,514         $49,677,413      $48,248,064    $10,264,894   $ 8,981,301    $ 7,721,600
Additions - acquisitions
and improvements            2,842,102             926,101        1,429,349      1,304,855     1,283,593      1,259,701
Deductions -
impairment charge           2,803,247                   -                -      1,136,784             -              -
                          -----------         -----------      -----------    -----------   -----------    -----------
Balance at end of period  $50,642,369         $50,603,514      $49,677,413    $10,432,965   $10,264,894    $ 8,981,301
                          ===========         ===========      ===========    ===========   ===========    ===========

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

MERRY LAND PROPERTIES, INC.
(Registrant)


/s/ W. TENNENT HOUSTON
---------------------------
    W. Tennent Houston
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ DAVID W. COBB              Director                     March 31, 1999
-----------------
    David W. Cobb

/s/ DORRIE E. GREEN            Vice President, Chief        March 31, 1999
-------------------            Financial Officer,
    Dorrie E. Green            Secretary and Treasurer

/s/ W. TENNENT HOUSTON         Chairman of the Board and    March 31, 1999
----------------------         Chief Executive Officer
    W. Tennent Houston

/s/ BOONE A. KNOX              Director                     March 31, 1999
------------------
    Boone A. Knox

/s/ STEWART R. SPEED           Director                     March 31, 1999
--------------------
    Stewart R. Speed

/s/ MICHAEL N. THOMPSON        President, Chief Operating   March 31, 1999
-----------------------        Officer and Director
    Michael N. Thompson