Form 10-Q
period 1999-03-31
MERRY LAND PROPERTIES INC
filed 1999-05-13
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                   FORM 10Q
                                  ___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                          For the fiscal quarter ended

                                 MARCH 31, 1999
                       Commission file number: 000-29778

                          MERRY LAND PROPERTIES, INC.

State of Incorporation: Georgia    I.R.S. Employer Identification Number:
                                                 58-2412761
                                  ___________

                                 P.O. Box 1417
                               Augusta, Georgia
                   (Address of Principal Executive Offices)


      706 722-6756                                                     30903
(Registrant's Telephone                                             (Zip Code)
Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past ninety days:  Yes    X   . No____.

The number of shares of common stock outstanding as of April 30, 1999 was 2,595,300.

FORM 10-Q - MERRY LAND PROPERTIES, INC.
INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance sheets - March 31, 1999 and December 31, 1998
        Statements of income - Three months ended March 31, 1999 and 1998 Statements of cash flows - Three months ended March 31, 1999 and 1998 Notes to condensed financial statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements
               Merry Land & Properties, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS


                                                                      Unaudited
                                                                 March 31, 1999           Dec. 31, 1998
                                                                 --------------           -------------
ASSETS
  Real estate assets, at cost:
    Land held for mining, development, and sale                     $ 5,784,497            $  7,255,130
    Apartments                                                       40,825,584              40,765,214
    Commercial rental property                                        2,622,024               2,622,024
    Furniture and equipment                                           1,845,532               1,836,144
    Development in progress                                           1,516,612                       -
                                                                   ------------            ------------
        Total cost                                                   52,594,249              52,478,512
    Accumulated depreciation and depletion                         (11,855,274)            (11,496,904)
                                                                   ------------            ------------
                                                                     40,738,975              40,981,608

CASH AND CASH EQUIVALENTS                                             4,974,554               3,995,365

OTHER ASSETS
  Notes receivable                                                    1,290,258               1,342,246
  Other receivable                                                    1,352,793               1,434,512
  Deferred tax asset                                                  6,747,470               6,909,857
  Other                                                                 166,144                  79,620
                                                                    -----------             -----------
                                                                      9,556,665               9,766,235
                                                                    -----------             -----------
TOTAL ASSETS                                                        $55,270,194             $54,743,208
                                                                    ===========             ===========
NOTES PAYABLE
  Senior debt                                                       $18,317,429             $18,317,429
  Subordinated debt                                                  20,000,000              20,000,000
                                                                    -----------             -----------
                                                                     38,317,429              38,317,429
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                                      400,000                 444,553
  Accrued income taxes                                                  111,529                 123,846
  Accrued property taxes                                                215,066                 309,936
  Accrued dividends payable                                             100,000                  81,111
  Deferred revenue                                                      902,559                 771,627
  Other                                                                 529,188                 477,967
                                                                      ---------               ---------
                                                                      2,258,342               2,209,040

PREFERRED STOCK                                                       5,000,000               5,000,000
STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value                                    2,595,300               2,597,633
  Capital surplus                                                     9,113,514               9,121,985
  Unamortized compensation                                          (1,810,245)             (1,854,291)
  Cumulative undistributed net earnings (deficit)                     (204,146)               (648,588)
                                                                    -----------             -----------
                                                                      9,694,423               9,216,739
                                                                    -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $55,270,194             $54,743,208
                                                                    ===========             ===========

       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

                Merry Land Properties, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                   Three Months ended March 31,
                                                             ----------------------------------
                                                                   1999                    1998
                                                             ----------               ---------
                                                                                    (Accounting
                                                                                   Predecessor)
INCOME
Rental income                                                $2,008,304              $1,984,732
Royalty income                                                  412,783                 390,889
Interest income                                                  68,564                  28,362
Management fees                                                 200,762                       -
Development fees                                                585,750                       -
Long term loss                                                 (29,512)                       -
                                                             ----------              ----------
                                                              3,246,651               2,403,983
EXPENSES
Rental expense                                                  764,693                 755,948
Interest expense                                                841,029                       -
Depreciation                                                    358,368                 390,620
General and administrative expense                              518,401                  30,120
                                                            -----------              ----------
                                                              2,482,491               1,176,688
                                                            -----------              ----------

INCOME BEFORE TAXES                                             764,160               1,227,295

Income tax                                                      319,718                       -
                                                            -----------              ----------
NET INCOME                                                  $   444,442              $1,227,295
                                                            ===========              ==========
WEIGHTED AVERAGE COMMON SHARES
  Basic                                                       2,181,070               1,996,750
  Diluted                                                     2,245,683               2,001,750
EARNINGS PER COMMON SHARE
  Basic                                                     $       .20               $     .61
  Diluted                                                   $       .20               $     .61















     The accompanying notes are an integral part of these statements.

Form 10-Q - Part I.
Financial Information
Item 1- Financial Statements
               Merry Land Properties, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              Three months ended March 31,
                                                     -------------------------------------------
                                                            1999                            1998
                                                         -------                        --------
                                                                                     (Accounting
CASH FLOWS FROM OPERATING ACTIVITIES:                                               Predecessor)
   Net income                                         $  444,442                     $ 1,227,295
 Adjustments to reconcile net income to
 Net cash provided by operating activities:
    Depreciation expense                                 358,368                         390,620
    Deferred tax expense                                 162,387                               -
    Decrease in property taxes payable                  (94,870)                        (69,892)
    Decrease in income taxes payable                    (12,317)                               -
    Increase in deferred revenue                         130,932                         110,232
    Decrease in accrued interest                        (44,553)                               -
    Other                                                 32,379                         (6,277)
                                                       ---------                     -----------
      Net cash provided by operating activities          976,768                       1,651,978

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on notes receivable                 51,988                          15,177
    Investment in real estate assets                   (115,737)                       (365,506)
    Other                                                 66,170                               -
                                                       ---------                     -----------
      Net cash used in investing activities                2,421                       (350,329)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from Merry Land & Investment Co., Inc.       -                         365,506
    Distributions to Merry Land & Investment Co., Inc.         -                     (1,667,155)
                                                      ----------                     -----------
      Net cash used in financing activities                    -                     (1,301,649)

 NET INCREASE IN CASH                                    979,189                               -

 CASH AT BEGINNING OF PERIOD                           3,995,365                               -
                                                     -----------                     -----------
 CASH AT END OF PERIOD                               $ 4,974,554                      $        -
                                                     ===========                     ===========

 Interest paid                                       $   785,582                      $        -
 Income taxes paid                                   $   169,648                      $        -













       The accompanying notes are an integral part of these statements.

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

2.  BASIS OF PRESENTATION

     The financial statements for periods prior to the spin off include only those assets and liabilities contributed by Merry Land & Investment Company. These financial statements have been prepared using Merry Land & Investment Company's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Merry Land Properties.

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

     Amounts shown for periods and dates prior to the spin off assume lower levels of general and administrative expenses than have actually been incurred after the spin off and exclude any debt, interest expense or income taxes. Accordingly, comparisons of periods subsequent to the spin off with periods prior to the spin off may be difficult and misleading.

     The consolidated financial statements for the three month periods ended March 31, 1999 and March 31, 1998, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

3.  EARNINGS PER SHARE AND SHARE INFORMATION

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

     A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                   March 31, 1999      March 31, 1998
                                                   --------------      --------------
Weighted average shares outstanding-basic               2,181,070           1,996,750
Dilutive potential common shares                           64,613               5,000
                                                        ---------           ---------
Weighted average shares outstanding-diluted             2,245,683           2,001,750

4.  NOTES RECEIVABLE

    At March 31, 1999 and December 31, 1998, notes receivable consisted of the following:

                                                                                     Note Balances at
                                                             Original          March 31,       December 31,
      Note                      Rate             Due           Amount               1999               1998
      ----                    ------           -----       ----------         ----------       ------------
Augusta Partners              10.00%           10/99       $  695,000         $        0         $  573,566
Brothersville                  6.00%           11/12          675,000            599,044            636,512
Brothersville                 10.00%            9/02          327,600             58,464             74,717
New Zion                       7.00%           11/12           60,000             56,835             57,451
ESOP                    LIBOR + 2.5%            3/04          575,915            575,915                  -
                                                           ----------         ----------         ----------
                                                           $2,333,515         $1,290,258         $1,342,246

    During February, the Company received $542,734 from Augusta Partners in total satisfaction of its note receivable, generating a loss of $29,512. During the first quarter of 1999, the Company loaned $575,915 to the Merry Land Employee Stock Ownership Plan. The loan bears interest at LIBOR plus 250 basis points and matures on March 31, 2004. The loan is secured by 127,771 shares of the Company's common stock which were purchased by the ESOP.

5. DEBT

    At March 31, 1999, debt consisted of the following:

Debt                                      Maturity date     Interest rate                  Balance
----                                      -------------     -------------                  -------
Senior debt  (a)                       October 15, 1999          (a)                   $18,317,429
Subordinated debt (b)                  October 15, 2013          (b)                    20,000,000
                                                                                       -----------
Total                                                                                  $38,317,429

     (a) Senior debt. Borrowings of up to $25,000,000 are available under the senior debt agreement, therefore, an additional $6,682,571 is available for future draws. The Senior debt bears interest, payable quarterly, at the Company's option at either LIBOR plus 250 basis points or prime plus 200 basis points. At March 31, 1999, the interest rate was 7.4%.

    (b) Subordinated debt. The Subordinated debt has a fifteen-year term, maturing on October 15, 2013. Interest is payable quarterly and accrues at the following rates:

Until Oct. 15, 2003         8.00%     Oct. 16, 2008-Oct. 15, 2009   9.75%
Oct. 16, 2003-Oct. 15, 2004 8.25%     Oct. 16, 2009-Oct. 15, 2010  10.50%
Oct. 16, 2004-Oct. 15, 2005 8.50%     Oct. 16, 2010-Oct. 15, 2011  11.50%
Oct. 16, 2005-Oct. 15, 2006 8.75%     Oct. 16, 2011-Oct. 15, 2012  12.75%
Oct. 16, 2006-Oct. 15, 2007 9.00%     Oct. 16, 2012-Oct. 15, 2013  14.25%
Oct. 16, 2007-Oct. 15, 2008 9.25%

     The senior debt and subordinated debt agreements contain covenants restricting the amount of debt which can be incurred by the Company.

6. INCOME TAXES

    The Company is a taxable "C" corporation. It is assumed that the accounting predecessor distributed sufficient taxable income to shareholders in the form of dividends to qualify as a REIT, and so no income taxes were provided for in periods prior to the spin off.

     The components of the income tax provision for the first quarter of 1999 are as follows:

Current federal tax                                           $132,463
Current state tax                                               24,868
Deferred federal tax                                           136,720
Deferred state tax                                              25,667
                                                              --------
                                                              $319,718

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the first quarter of 1999 is as follows:

                                                                                         % of pretax
                                                                      $ Amount                Income
                                                                     ---------           -----------
Income tax expense at statutory rate                                 $ 259,814                 34.0%
Increases (reductions) in taxes resulting from:
  State and local income taxes, net of federal income tax benefit       32,848                  4.3%
  Dividends not deductible                                              35,000                  4.5%
  Other                                                                (7,944)                (1.0)%
                                                                      --------           -----------
                                                                      $319,718                 41.8%


7. SEGMENT INFORMATION

     The Company has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                          Third Party
March 31, 1999               Apartments     Commercial        Land           Services     Corporate Consolidated
--------------               ----------     ----------        ----        -----------     --------- ------------
Real estate rental revenue  $ 1,946,986     $  38,028     $  23,290          $     -       $      -  $ 2,008,304
Real estate expense             686,677        51,774        26,242                -              -      764,693
Depreciation and amortization   276,450         9,052             -                          72,866      358,368
                              ---------     ---------    ----------          ---------   ----------  -----------
Income from  real estate        983,859      (22,798)       (2,952)                -       (72,866)      885,243
Other income                          -             -       412,783            786,512       39,052    1,238,347
                              ---------     ---------    ----------          ---------   ----------  -----------
Segment income                  983,859      (22,798)       409,831            786,512     (33,814)    2,123,590
Interest expense                      -             -             -                  -    (841,029)    (841,029)
General and administrative            -             -             -          (120,892)    (397,509)    (518,401)
                              ---------     ---------    ----------          ----------  ----------  -----------
Income before taxes             983,859      (22,798)       409,831            665,620  (1,272,352)      764,160
                              =========     =========    ==========          ==========  ==========  ===========
Income tax                            -             -             -                  -    (319,718)    (319,718)
Net income                    $ 983,859    $ (22,798)    $  409,831           $665,620$ (1,592,070)  $   444,442
                              =========    ==========    ==========          ========== ===========  ===========
Capital investments           $  60,370    $       -     $   45,979           $       -  $    9,388  $   115,737
Total real estate assets    $30,448,228    $2,310,437    $7,271,584           $       -  $  708,726  $40,738,975

Accounting Predecessor
                                                                            Third Party
March 31, 1998               Apartments    Commercial         Land             Services   Corporate Consolidated
--------------               ----------    ----------         ----          -----------   --------- ------------
Real estate rental revenue  $ 1,862,297    $  103,095   $   19,340             $      -   $       - $  1,984,732
Real estate expense             663,537        67,664       24,747                    -           -      755,948
Depreciation and amortization   297,005        93,615            -                    -           -      390,620
                            -----------    ----------   ----------          -----------   --------- ------------
Income from real estate         901,755      (58,184)      (5,407)                    -           -      838,164
Other income                          -             -      390,889                    -      28,362      419,251
                            -----------    ----------   ----------          -----------   --------- ------------
Segment income                  901,755      (58,814)      385,482                    -      28,362    1,257,415
Interest expense                      -             -            -                    -           -            -
Insurance expense                     -             -            -                    -           -            -
General and administrative            -             -            -                         (30,120)     (30,120)
                            -----------    ----------   ----------          -----------   --------- ------------
Income before taxes             901,755      (58,814)      385,482                    -     (1,758)    1,227,295
                            ===========    ==========   ==========          ===========   ========= ============
Income tax                            -             -            -                    -           -            -
Net income                  $   901,755    $ (58,184)   $  385,482          $         -    $(1,758)  $ 1,227,295
                            ===========    ==========   ==========          ===========   ========= ============
Capital investments         $    90,006    $  154,475   $   74,962          $         -    $ 46,063  $   365,506
Total real estate assets    $31,240,878    $4,011,815   $6,466,323          $         -    $852,169  $42,571,185

 PART I

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

     Merry Land Properties, Inc. was formed on September 3, 1998, as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company was merged into Equity Residential Properties Trust on October 19, 1998.

     Merry Land has operated only since October 15, 1998. Accordingly, only the Consolidated Balance Sheets for December 31, 1998 and March 31, 1999 and the Consolidated Statement of Income for the period ended March 31, 1999 are financial statements prepared for a real company. The Statement of Income for the period ended March 31, 1998 is for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     RENTAL   OPERATIONS-APARTMENTS.    The  Company  owns  five  apartment
communities described in the following table:

                                                            Three Months ended March 31,
                                          --------------------------------------------------------
                                                  Average                           Average
                                               Occupancy (1)                     Rental Rate (2)
                                          ----------------------              --------------------
Community             Units               1999              1998              1999            1998
---------             -----               ----              ----              ----            ----
Quarterdeck            230                99.4%            100.0%             $643            $619
Waters Edge            200                97.7              95.7               585             567
                       ---                ----             -----              ----            ----
  Total Charleston     430                98.6              98.0               616             595

Greentree              194                97.1              92.1               602             593
Marsh Cove             188                95.2              96.6               680             660
West Wind              192                96.0              97.2               708             687
                       ---                ----             -----              ----            ----
  Total Savannah       574                96.1              95.3               663             646

Total                1,004                97.2%             96.4%             $643            $624

        (1) Represents the average physical occupancy at each month end for the period held.
        (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.

      The operating performance of the Company's apartment communities is summarized in the following table (dollars in thousands, except average monthly rent):

                                                                                    Three Months ended March 31,
                                      %             Change from                    -----------------------------
                                    Change          1998 to 1999                   1999                     1998
                                    ------          ------------                   ----                     ----
Rental income                        4.5%               $84.7                   $1,947.0                $1,862.3

Personnel                           (1.0)                (2.5)                     247.2                   249.7
Utilities                           (1.2)                (0.8)                      66.4                    67.2
Operating                           (8.4)                (5.5)                      59.7                    65.2
Maintenance and grounds              3.1                  3.8                      125.3                   121.5
Taxes and insurance                 17.6                 28.1                      188.1                   160.0
Depreciation and amortization       (6.9)               (20.5)                     276.5                   297.0
                                    -----               ------                  --------                --------
Subtotal                             0.3                  2.6                      963.2                   960.6

Operating income                     9.1%               $82.1                   $  983.8                $  901.7

Average occupancy (1)                                     0.8%                      97.2%                   96.4%
Average monthly rent (2)             3.0%               $  19                   $    643                $    624
Expense ratio (3)                                        (0.3)%                     35.3%                   35.6%

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
(3) Represents total operating expenses (excluding depreciation and amortization) divided by rental revenues.

     For the three month period ended March 31, 1999, rental income rose by $84.7 thousand, or 4.5%, for the five apartment communities because of 3.0% higher rents and 0.8% higher occupancy over the same period in 1998. In the aggregate, the Charleston and Savannah rental markets were strong in the first quarter of 1999 and 1998 as demand for apartments exceeded additions to supply. The Company's apartments experienced 97.2% occupancy in the first quarter of 1999 versus 96.4% in the first quarter of 1998. Average rent increased 3.0%, from $624 on March 31, 1998 to $643 on March 31, 1999. Charleston rents increased to $616, or 3.5% and Savannah rents increased to $663, or 2.6%, during this period. The Company believes that physical occupancy should remain satisfactory despite substantial delivery of new units if general economic activity, job growth and household formation along the southeastern coast remain strong.

     Total expenses were up $2.6 thousand, or 0.3%, for the three months ended March 31, 1999, from the same period in 1998. This increase was primarily due to an increase in taxes and insurance and higher maintenance expenses. Taxes and insurance increased $28.1 thousand, or 17.6%, because of projected increases in millage rates and higher insurance premiums. Maintenance and grounds expenses increased by $3.8 thousand, or 3.1% due to increased landscaping costs. These increases were somewhat offset by decreases in operating expenses and depreciation and amortization.
Operating expenses decreased by $5.5 thousand, or 8.4% due to lower advertising and promotional costs and savings in long distance phone service.

      RENTAL OPERATIONS-COMMERCIAL. The Company owns six commercial properties in the Augusta area containing a total of 169,915 square feet and including the office building where the Company's headquarters are located. Three buildings containing approximately 75,000 square feet are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. Consequently, occupancy for all six commercial properties was 52.0% at March 31, 1999. The performance of the six commercial properties is summarized in the following table (dollars in thousands):

                                                                                     Three Months
                                   %               Change from                -------------------------
                                 Change            1998 To 1999                1999                1998
                                 ------            ------------                ----                ----
Rental income                    (63.1)%             $(65.1)                $  38.0             $ 103.1
Utilities                        (18.8)                (4.4)                   19.0                23.4
Operating                        (36.2)                (1.7)                    3.0                 4.7
Maintenance and grounds          (41.7)               (10.8)                   15.1                25.9
Taxes and insurance                7.3                  1.0                    14.7                13.7
Depreciation and amortization    (12.5)               (11.7)                   81.9                93.6
                                 ------               ------                -------             -------
Subtotal                         (17.1)               (27.6)                  133.7               161.3

Operating income                 (64.4)%             $(37.5)                $ (95.7)            $ (58.2)

     In the three months ended March 31, 1999, rental income decreased by $65.1 thousand, or 63.1%, for commercial properties because of decreased occupancy. Total expenses were down $27.6 thousand, or 17.1%, in the first quarter of 1999 from the same period in 1998 primarily due to lower occupancy.

     LAND. The Company owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. The operating performance of the land is summarized in the following table (dollars in thousands):

                                                                                     Three Months
                                    %              Change from                 ------------------------
                                 Change            1998 to 1999                1999                1998
                                 ------            ------------                ----                ----
Clay royalties                    5.9%               $21.9                   $394.0              $372.1
Sand royalties                    0.0                    -                     18.8                18.8
Rental income                    20.7                  4.0                     23.3                19.3
                                -----                -----                   ------              ------
Subtotal                          6.3                 25.9                    436.1               410.2

Operating expenses              (45.0)                (5.4)                     6.6                12.0
Taxes and insurance              55.1                  7.0                     19.7                12.7
                                -----                -----                   ------              ------
Subtotal                          6.5                  1.6                     26.3                24.7

Operating income                  6.3%               $24.3                   $409.8              $385.5

     Clay royalties increased $21.9 thousand, or 5.9%, for the three month period in 1999 compared to the same period in 1998 due primarily to an increase in royalties per ton. Because royalty payments under one of the royalty agreements end in April 1999, royalties in future periods are expected to be significantly lower.

      MORTGAGE INTEREST INCOME. Interest income from mortgage notes receivable totaled $17.1 thousand in the three month period ended March 31, 1999, down from $28.4 thousand in the same period of 1998. The decrease was due to the repayment of a mortgage note receivable in February, 1999.

     PROPERTY MANAGEMENT AND DEVELOPMENT FEES. In the three months ended March 31, 1999 management fee income was $200.8 thousand and development fee income was $585.8 thousand. These fees were earned under agreements with Equity Residential whereby the Company provides either property management or development consulting services for twelve apartment communities. At March 31, 1999, approximately $1.5 million remains to be earned under the development agreement. The Company has no expectations of a continuing relationship with Equity Residential that would produce further fees. The Company intends to seek other third party property management and development consulting business, but there can be no assurance that fees approaching current levels will be achieved.

     OTHER INCOME. The Company recorded no income other than that described above. In future periods, the Company may engage in various activities which may produce other income, including the purchase and sale of real estate, land subdivision and lot sales, conversion of apartments to condominiums, the sale or lease of various interests in real property and other real estate activities.

     INTEREST EXPENSE. The assets contributed to the Company by Merry Land & Investment Company were not encumbered by mortgage debt at any time during 1998 prior to the spin off. Therefore, the financial statements for the accounting predecessor to Merry Land Properties for periods prior to the spin off assume that there was no debt or related interest expense. In October 1998 and in connection with the spin off, the Company received its assets subject to $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock. Interest expense related to these obligations totaled $841.0 thousand for the three months ended March 31, 1999 and included $100.0 thousand of dividends accrued on the Company's preferred stock. During this period, the average rate on the senior debt was 7.4% and the rate on the subordinated debt and preferred stock was 8.0%.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $518.4 thousand for the three months ended March 31, 1999. For periods prior to October 15, 1998, management has estimated common and corporate level expenses which might have been incurred on behalf of the accounting predecessor to Merry Land Properties by Merry Land & Investment Company in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. Management has allocated such expenses based on its best estimate under these guidelines of time and effort that would have been expended for the benefit of the accounting predecessor.

      INCOME BEFORE TAXES. Income before taxes decreased to $0.76 million for the three months ended March 31, 1999 from $1.2 million for the same period in 1998. As discussed in Note 1 to the financial statements, general and administrative expenses estimated in the statements were considerably less prior to the spin off than after the spin off and there was no interest expense assumed prior to the spin off. This resulting decrease in income before taxes for the first quarter of 1999 primarily related to the higher general and administrative expense of $488.3 thousand and higher interest expense of $841.0 thousand. These increases in expenses were somewhat offset by increases in mineral royalties and fee income from third party property management and development consulting.

      INCOME TAXES. As a REIT, the accounting predecessor to Merry Land Properties would not have been subject to income taxes. A net income tax expense in the first quarter of 1999 totaled $319.7 thousand, and consisted of $157.3 thousand in current income tax expense and $162.4 thousand in deferred income tax expense.

     FUNDS  FROM  OPERATIONS.  For the three month period ended
March 31, 1999, funds  from  operations  were  $809.2 thousand.
The following is a reconciliation of net income to funds from operations. (data in thousands):


 Net income available for common                                             $444.4
 Add depreciation of real estate owned                                        285.5
 Add long term capital loss                                                    29.5
 Add permanent deferred tax benefit                                            49.8
                                                                             ------
 Funds from operations available to common shares                            $809.2
                                                                             ======
 Weighted average common shares outstanding--
          Basic                                                             2,181.1
          Diluted                                                           2,245.7

      The Company believes that funds from operations are an important measure of its operating performance. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income, or as an indicator of the Company's operating performance, or as a measure of the Company's liquidity. The Company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property and the tax benefit related to the step-up in basis of the Company's assets for tax purposes.

     FINANCIAL STRUCTURE. At March 31, 1999, total debt equaled 73% of total capitalization at cost and 65% of total capitalization with equity valued at market (2,595,300 shares outstanding at the March 31, 1999 closing price of $5.875 per share). At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                   Equity at
                                                       % of           Market            % of
                                       BOOK           Total            Value           Total
                                       ----           -----        ---------           -----
 Senior debt                      $18,317.4              35%       $18,317.4              31%
 Subordinated debt                 20,000.0              38         20,000.0              34%
                                  ---------             ---        ---------             ---
 Total debt                        38,317.4              73        $38,317.4              65
 Preferred stock                    5,000.0               9          5,000.0               9
 Common stock                       9,694.4              18         15,247.4              26
                                  ---------             ---        ---------             ---
 Total capitalization             $53,011.8             100%       $58,564.8             100%
                                  =========             ===        =========             ===

    The senior debt, subordinated debt, and preferred stock were issued in connection with the merger and spin off. The Company intends to refinance these obligations with mortgage debt in future periods if market conditions allow it to do so on favorable terms. The Company may also purchase additional apartment properties in future periods and finance these acquisitions with mortgage debt at levels up to 75% or 80% of their fair market value if prevailing underwriting standards allow, and if the Company's analysis indicates that the use of such leverage is prudent. Before the spin off none of Merry Land
& Investment Company's debt or preferred stock were attributed to the predecessor.

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

PART I

Item   3--Quantitative  and  Qualitative  Disclosures
about Market Risk.

     There have been no significant changes to the Company's reported market risk since December 31, 1998.

Merry Land Properties, Inc.
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     None

ITEM 2.  Changes in Securities and Use of Proceeds

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K
a.    EXHIBITS:
      --------
    (3.i) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A
           Redeemable Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K filed March 31, 1999, file number 000-29778).

    (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    (10)   Material Contracts.

    (10.1) Directors Stock Compensation Plan (incorporated herein by reference as Exhibit 4.3 to the Company's Registration
           Statement on Form S-8 filed April 19, 1999, registration number 333-76521).

    (27)   Financial Data Schedules

b. Reports on Form 8-K. The registrant filed no reports on Form 8-K during the first quarter of 1999.

Form 10-Q - Merry Land Properties, Inc.
   SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MERRY LAND PROPERTIES, INC.



                            /s/ DORRIE E. GREEN
                            -------------------
                            Dorrie E. Green
                            Vice President and
                            Chief Financial Officer

May 13, 1999