Form 10-Q
period 1999-06-30
MERRY LAND PROPERTIES INC
filed 1999-08-12
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                   FORM 10Q
                                  ___________


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal quarter ended

                                 JUNE 30, 1999
                       Commission file number: 000-29778


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


The number of shares of common stock outstanding as of July 31, 1999 was 2,601,300.

Form 10-Q - Merry Land Properties, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1999 and December 31, 1998 Consolidated Statements of Income - Three months ended June 30, 1999 and 1998, and six months ended June 30, 1999 and 1998.
        Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998
        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements
                 Merry Land Properties, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                                                      Unaudited
                                                                  June 30, 1999           Dec. 31, 1998
                                                                  -------------           -------------
ASSETS
  Real estate assets, at cost:
    Land held for mining, development, and investment            $    5,802,298            $  7,255,130
    Apartments                                                       41,188,653              40,765,214
    Commercial rental property                                        2,627,652               2,622,024
    Furniture and equipment                                           1,890,555               1,836,144
    Development in progress                                           2,483,516                       -
                                                                 --------------            ------------
        Total cost                                                   53,992,674              52,478,512
    Accumulated depreciation and depletion                         (12,184,117)            (11,496,904)
                                                                 --------------            ------------
                                                                     41,808,557              40,981,608

CASH AND CASH EQUIVALENTS                                             4,065,482               3,995,365

RESTRICTED CASH                                                         360,367                       -

OTHER ASSETS
  Notes receivable                                                    1,222,686               1,342,246
  Other receivable                                                      265,200               1,434,512
  Deferred tax asset                                                  5,649,625               6,909,857
  Deferred loan costs                                                   574,819                       -
  Other                                                                 142,659                  79,620
                                                                 --------------            ------------
                                                                      7,854,989               9,766,235
TOTAL ASSETS                                                       $ 54,089,395             $54,743,208
                                                                 ==============            ============
NOTES PAYABLE
  Line of credit                                                 $            -             $         -
  Senior debt                                                                 -              18,317,429
  Subordinated debt                                                           -              20,000,000
  Mortgage loans                                                     41,241,000                       -
                                                                 --------------            ------------
                                                                     41,241,000              38,317,429
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                                            -                 444,553
  Accrued income taxes                                                (478,183)                 123,846
  Accrued property taxes                                                237,213                 309,936
  Accrued dividends payable                                                   -                  81,111
  Deferred revenue                                                      182,373                 771,627
  Other                                                                 703,571                 477,967
                                                                 --------------            ------------
                                                                        644,974               2,209,040

PREFERRED STOCK                                                               -               5,000,000

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value                                    2,595,300               2,597,633
  Capital surplus                                                    10,277,229               9,121,985
  Unamortized compensation                                          (1,776,848)             (1,854,291)
  Cumulative undistributed net earnings (deficit)                     1,107,740               (648,588)
                                                                 --------------            ------------
                                                                     12,203,421               9,216,739
                                                                 --------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 54,089,395            $ 54,743,208
                                                                 ==============            ============

   The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                 Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                              Three months ended June 30,                    Six months ended June 30,
                                              ---------------------------                    -------------------------
                                                              (Accounting                                  (Accounting
                                                             Predecessor)                                 Predecessor)
INCOME                                         1999                  1998                   1999                  1998
                                        -----------            ----------             ----------           -----------
Rental income                           $ 2,062,043            $2,021,545             $4,070,347           $ 4,006,277
Royalty income                              526,047               469,692                938,830               860,581
Interest income                              76,410                27,711                144,974                56,073
Management fees                             231,844                     -                432,606                     -
Development fees                            428,766                     -              1,014,516                     -
Long term loss                                    0                     -               (29,512)                     -
                                        -----------            ----------             ----------           -----------
                                          3,325,110             2,518,948              6,571,761             4,922,931
EXPENSES
Rental expense                              812,660               763,288              1,577,353             1,519,236
Interest expense                            843,299                     -              1,684,328                     -
Depreciation                                359,776               390,620                718,144               781,240
General and administrative expense          652,945                30,120              1,171,347                60,240
                                        -----------            ----------             ----------           -----------
                                          2,668,680             1,184,028              5,151,172             2,360,716
INCOME BEFORE TAXES AND
EXTRAORDINARY ITEM                          656,430             1,334,920              1,420,589             2,562,215

Income taxes                                 66,512                     -                386,230                     -
                                        -----------            ----------             ----------           -----------
INCOME BEFORE EXTRAORDINARY ITEM            589,918             1,334,920              1,034,359             2,562,215

Extraordinary gain - discount on
repayment of debt, net of income
tax provision of $441,746                   721,969                     -                721,969                     -
                                        -----------            ----------             ----------           -----------

NET INCOME                                1,311,887             1,334,920              1,756,328             2,562,215

Discount on redemption of
preferred stock                           1,163,715                     -              1,163,715                     -
                                        -----------            ----------             ----------           -----------

NET INCOME - COMMON                      $2,475,602            $1,334,920             $2,920,043            $2,562,215
                                        ===========            ==========             ==========           ===========
WEIGHTED AVERAGE COMMON SHARES
  Basic                                   2,181,070             2,136,900              2,181,070             2,067,100
  Diluted                                 2,264,523             2,207,850              2,246,043             2,103,650

EARNINGS PER COMMON SHARE
  Basic                                  $     1.14            $      .62             $     1.34            $     1.24
                                        ===========            ==========             ==========            ==========
  Diluted                                $     1.09            $      .60             $     1.30            $     1.22
                                        ===========            ==========             ==========            ==========


 The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements


               Merry Land Properties, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                                        Six Months ended June 30,
                                                                     --------------------------------------------
                                                                            1999                             1998
                                                                     -----------                     ------------
                                                                                                      (Accounting
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                Predecessor)
 Net income                                                          $ 1,756,328                      $ 2,562,215
 Adjustments to reconcile net income to
 net cash provided by operating activities:
      Discount on repayment of debt, net of taxes                      (721,969)                                -
      Depreciation expense                                               718,144                          781,240
      Deferred tax expense                                               818,486                                -
      Decrease in property taxes payable                                (72,723)                        (122,313)
      Decrease in income taxes payable                                 (602,029)                                -
      Decrease in deferred revenue                                     (609,954)                          220,464
      Decrease in accrued interest                                     (444,553)                                -
      Other                                                              853,157                         (10,858)
                                                                     -----------                      -----------
        Net cash provided by operating activities                      1,694,887                        3,430,748

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments received on notes receivable                              119,560                           30,468
      Purchase of real property                                        (826,342)                                -
      Investment in real estate assets                                 (718,751)                        (680,398)
      Other                                                              124,581                                -
                                                                     -----------                      -----------
        Net cash used in investing activities                        (1,300,952)                        (649,930)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Contributions from Merry Land & Investment Co., Inc.                     -                          680,398
      Distributions to Merry Land & Investment Co., Inc.                       -                      (3,461,216)
      Repayment of senior debt                                      (18,317,429)                                -
      Repayment of subordinated debt                                (18,836,285)                                -
      Redemption of preferred stock                                  (3,836,285)                                -
      Proceeds from mortgage loans                                    41,241,000                                -
      Loan costs                                                       (574,819)                                -
                                                                     -----------                      -----------
        Net cash used in financing activities                          (323,818)                      (2,780,818)

 NET INCREASE IN CASH                                                     70,117                                -

 CASH AT BEGINNING OF PERIOD                                           3,995,365                                -
                                                                     -----------                      -----------
 CASH AT END OF PERIOD                                                $4,065,482                     $          -
                                                                     ===========                      ===========
 Interest paid                                                        $1,935,548                     $          -
 Income taxes paid                                                    $  169,773                     $          -


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

2.  Basis of Presentation

     The financial statements for Merry Land Properties include its wholly-owned subsidiaries and five limited liability companies. These limited liability companies are also wholly-owned by Merry Land Properties and its subsidiaries and were formed in connection with the $41,241,000 mortgage loans financing in June, 1999. Each limited liability company is a separate legal entity and its assets and liabilities are neither available to pay the debts of Merry Land Properties nor constitute obligations of Merry Land Properties.

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

     The consolidated financial statements for the six month periods ended June 30, 1999 and June 30, 1998, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

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

     A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                                            Six months ending
                                                                   ------------------------------------
                                                                   June 30, 1999          June 30, 1998
                                                                   -------------          -------------
Weighted average shares outstanding-basic                              2,181,070              2,067,100
Dilutive potential common shares                                          64,973                 36,550
                                                                       ---------              ---------
Weighted average shares outstanding-diluted                            2,246,043              2,103,650


4.  Notes Receivable

    At June 30, 1999 and December 31, 1998, notes receivable consisted of the following:

                                                                  Note Balances at
                                                             Original           June 30,       December 31,
Note                            Rate             Due           Amount               1999               1998
                              ------           -----      -----------         ----------       ------------
Augusta Partners              10.00%           10/99      $   695,000         $        -       $    573,566
Brothersville                  6.00%           11/12          675,000            546,464            636,512
Brothersville                 10.00%            9/02          327,600             44,099             74,717
New Zion                       7.00%           11/12           60,000             56,208             57,451
ESOP                    LIBOR + 2.5%            3/04          575,915            575,915                  -
                                                          -----------         ----------       ------------
                                                           $2,333,515         $1,222,686       $  1,342,246

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

5. Debt

    At June 30, 1999, debt consisted of the following:

                                                                                                     Note Balances at
                                                                                       -----------------------------------------
                                                                                            June 30,                December 31,
                                                                                                1999                        1998
                                                                                       -------------                ------------
DEBT                                            Maturity date     Interest rate              Balance                     Balance
----                                            -------------     -------------              -------                     -------
Line of credit                                  June 24, 2001     LIBOR + 1.25%          $         -                 $         -
Senior debt                                  October 15, 1999     LIBOR + 2.5%                     -                  18,317,429
Subordinated debt                            October 15, 2013          8%                          -                  20,000,000
Mortgage Loan - Greentree, L.L.C.                July 1, 2009         7.73%                6,719,000                           -
Mortgage Loan - Marsh Cove, L.L.C.               July 1, 2009         7.73%                8,160,000                           -
Mortgage Loan - Quarterdeck, L.L.C.              July 1, 2009         7.73%                9,964,000                           -
Mortgage Loan - Waters Edge, L.L.C.              July 1, 2009         7.73%                7,198,000                           -
Mortgage Loan - West  Wind  Landing, L.L.C.      July 1, 2009         7.73%                9,200,000                           -
                                                                                         -----------                 -----------
  Total                                                                                  $41,241,000                 $38,317,429

     On June 24, 1999, the Company closed $41,241,000 in mortgage financing. The five nonrecourse loans are secured by five apartment communities in Charleston and Savannah. At the time of the closing, the Company transferred the apartment communities to five newly created limited liability companies, which are wholly-owned by the Company and its subsidiaries. The proceeds of the financing were used to retire all of the Company's debt and preferred stock obligations to Equity Residential Properties Trust, including the Senior debt and Subordinated debt.

6. Income Taxes

    The Company is a taxable "C" corporation. It is assumed that the accounting predecessor distributed sufficient taxable income to shareholders in the form of dividends to qualify as a REIT, and so no income taxes were provided for in periods prior to the spin off.

     The components of the income tax provision for the six months ended June 30, 1999 are as follows:

Current federal tax                                         $(364,039)
Current state tax                                             (68,218)
Deferred federal tax                                           689,115
Deferred state tax                                             129,372
                                                            ----------
Income tax expense                                          $  386,230


     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the six months ended June 30, 1999 is as follows:

                                                                                                   % of pretax
                                                                             $  Amount                  Income
                                                                             ---------             -----------
Income tax expense at statutory rate                                         $ 483,000                   34.0%
Increases (reductions) in taxes resulting from:
  State and local income taxes, net of federal                                  56,255                    4.0%
income tax benefit
  Dividends not deductible                                                      73,390                    5.2%
  Non-taxable clay lease income                                              (226,415)                 (16.0)%
                                                                             ---------                 -------
                                                                             $ 386,230                   27.2%

7. Segment Information

     The Company has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                       Third Party
Three months ending June 30,     Apartments   Commercial         Land     Services    Corporate  Consolidated
1999                           ------------   ----------     --------  -----------    ---------  ------------
Real estate rental revenue     $  1,991,985     $ 46,939     $ 23,119    $       -     $      -  $  2,062,043
Real estate expense                 710,660       74,989       27,011            -            -       812,660
Depreciation and amortization       276,451        9,052        1,406            -       72,867       359,776
                               ------------   ----------     --------    ---------     --------  ------------
Income from real estate           1,004,874     (37,102)      (5,298)            -     (72,867)       889,607
Other income                              -            -      526,047      660,610       76,410     1,263,067
                               ------------   ----------     --------    ---------     --------  ------------
Segment income                    1,004,874     (37,102)      520,749      660,610        3,543     2,152,674
Interest expense                          -            -            -            -    (843,299)     (843,299)
General and administrative                -            -            -     (345,229)   (307,716)     (652,945)
Income before taxes and        ------------   ----------     --------    ---------  -----------  ------------
extraordinary item                1,004,874     (37,102)      520,749      315,381  (1,147,472)       656,430
                               ============   ==========     ========    =========  ===========  ============
Income tax                                -            -            -            -     (66,512)      (66,512)
Income before extraordinary
item                           $  1,004,874  $  (37,102)  $   520,749     $315,381 $(1,213,984) $     589,918
                               ============  ===========  ===========    ========= ============ =============
Extraordinary item                        -            -            -            -     721,969        721,969
Net income                     $  1,004,874  $  (37,102)  $   520,749     $315,381 $  (492,015) $   1,311,887
                               ============  ===========  ===========    ========= ============ =============
Capital investments            $    207,356  $         -  $   162,859     $      - $   232,799  $     603,014
Total real estate assets       $ 30,534,847  $ 2,307,014  $ 8,285,814     $      - $   680,882  $  41,808,557

Accounting Predecessor                                                 Third Party
Three  months ending June 30,    Apartments   Commercial         Land     Services    Corporate  Consolidated
1998                           ------------   ----------  -----------  -----------    ---------  ------------
Real estate rental revenue     $  1,899,167   $  105,283  $    17,095     $      - $          - $   2,021,545
Real estate expense                 689,723       57,433       16,132            -            -       763,288
Depreciation and amortization       297,007       93,613            -            -            -       390,620
                               ------------   ----------  -----------  ----------- ------------ -------------
Income from real estate             912,437     (45,763)          963            -            -       867,637
Other income                              -            -      469,692            -       27,711       497,403
                               ------------   ----------  -----------  ----------- ------------ -------------
Segment income                      912,437     (45,763)      470,655            -       27,711     1,365,040
Interest expense                          -            -            -            -            -             -
Insurance expense                         -            -            -            -            -             -
General and administrative                -            -            -            -      (30,120)      (30,120)
                               ------------   ----------  -----------  ----------- ------------ -------------
Income before taxes                 912,437     (45,763)      470,655            -       (2,409)    1,334,920
                               ============   ==========  ===========  =========== ============ =============
Income tax                                -            -            -            -            -             -
Net income                     $    912,437    $(45,763)  $   470,655  $         - $    (2,409) $   1,334,920
                               ============   ==========  ===========  =========== ============ =============
Capital investments            $     81,252   $   48,046 $     94,566  $         - $     91,028 $     314,892
Total real estate assets       $ 31,025,122   $4,032,528 $  6,560,889  $         - $     76,918 $  41,695,457

                                                                       Third Party
Six  months  ending  June 30,    Apartments   Commercial         Land     Services    Corporate  Consolidated
1999                           ------------   ----------  -----------  ----------- ------------  ------------
Real estate rental revenue     $  3,938,971   $   84,967 $     46,409  $         - $          - $   4,070,347
Real estate expense               1,397,337      126,763       53,253            -            -     1,577,353
Depreciation and amortization       552,901       18,104        1,406            -      145,733       718,144
                               ------------   ----------  -----------  ----------- ------------  ------------
Income from real estate           1,988,733     (59,900)      (8,250)            -    (145,733)     1,774,850
Other income                              -            -      938,830    1,447,122      115,462     2,501,414
                               ------------   ----------  -----------  ----------- ------------  ------------
Segment income                    1,988,733     (59,900)      930,580    1,447,122     (30,271)     4,276,264
Interest expense                          -            -            -            -  (1,684,328)   (1,684,328)
General and administrative                -            -            -     (466,121)   (705,226)   (1,171,347)
                               ------------   ----------  -----------  ----------- ------------  ------------
Income   before   taxes   and
extraordinary items               1,988,733     (59,900)      930,580      981,001  (2,419,825)     1,420,589
                               ============   ==========  ===========  =========== ============  ============
Income tax                                -            -            -            -    (386,230)     (386,230)
Income before extraordinary
items                          $  1,988,733   $ (59,900)  $   930,580     $981,001 $(2,806,055)  $  1,034,359
                               ============   ==========  ===========  =========== ============  ============
Extraordinary item                        -            -            -            -     721,969        721,969
Net income                     $  1,988,733   $ (59,900)  $   930,580     $981,001 $(2,084,086)  $  1,756,328
                               ============   ==========  ===========  =========== ============  ============
Capital investments            $    267,726   $        -  $   208,838     $      - $   242,187   $    718,751
Total real estate assets       $ 30,534,847   $2,307,014  $ 8,285,814     $      - $   680,882   $ 41,808,557

Accounting Predecessor                                                 Third Party
Six  months  ending  June 30,    Apartments   Commercial         Land     Services    Corporate  Consolidated
1998                           ------------   ----------  -----------  ----------- ------------  ------------
Real estate rental revenue     $  3,761,464   $  208,378  $    36,435     $      - $          -  $  4,006,277
Real estate expense               1,353,260      125,097       40,879            -            -     1,519,236
Depreciation and amortization       594,012      187,228            -            -            -       781,240
                               ------------   ----------  -----------  ----------- ------------  ------------
Income from real estate           1,814,192    (103,947)      (4,444)            -            -     1,705,801
Other income                              -            -      860,581            -       56,073       916,654
                               ------------   ----------  -----------  ----------- ------------  ------------
Segment income                    1,814,192    (103,947)      856,137            -       56,073     2,622,455
Interest expense                          -            -            -            -            -             -
Insurance expense                         -            -            -            -            -             -
General and administrative                -            -            -            -     (60,240)      (60,240)
                               ------------   ----------  -----------  ----------- ------------  ------------
Income before taxes               1,814,192    (103,947)      856,137            -      (4,167)     2,562,215
                               ============   ==========  ===========  =========== ============  ============
Income tax                                -            -            -            -            -             -
Net income                     $  1,814,192   $(103,947)  $   856,137     $      - $    (4,167)  $  2,562,215
                               ============   ==========  ===========  =========== ============  ============
Capital investments            $    171,258   $  202,521  $   169,528     $      - $    137,091  $    680,398
Total real estate assets       $ 31,025,122   $4,032,528  $ 6,560,889     $      - $    876,918  $ 42,495,457

Form 10-Q - Merry Land Properties, Inc.
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Merry Land Properties, Inc. was formed on September 3, 1998, as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company was merged into Equity Residential Properties Trust on October 19, 1998. Merry Land has operated only since October 15, 1998. Accordingly, only the Consolidated Balance Sheets for December 31, 1998 and June 30, 1999 and the Consolidated Statements of Income for the period ended June 30, 1999 are financial statements prepared for a real company. The Statements of Income for the period ended June 30, 1998 is for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

Recent Events

     Mortgage Financing. In June 1999, the Company completed a $41.2 million mortgage financing and used the proceeds to repay the senior and subordinated debt and the preferred stock obligations. The five non-recourse loans have 10 year terms, bearing interest at 7.73% and are secured by the Company's five apartment communities.

     In addition, the Company obtained a $2 million unsecured line of credit that will bear interest at LIBOR plus 125 basis points. As of June 30, 1999, the Company had not drawn on the line of credit.

     Discount on Repayment of Debt and Redemption of Preferred Stock. The proceeds of the mortgage financing were used to retire the Company's senior debt, subordinated debt and preferred stock obligations on June 24, 1999. The subordinated debt and preferred stock obligations had a final maturity date of October, 2013. In exchange for an early repayment, the company negotiated and received a discount of $2.3 million when these obligations were repaid.

     Option to Purchase Communities. The Company intends to exercise its option to purchase for approximately $54.0 million the interests held by Equity Residential Properties Trust in six limited liability companies, which own six apartment communities in Augusta, Charleston and Savannah. After this planned purchase, the Company will own all of the ownership interests in the six limited liability companies. The Company expects that mortgage financing of approximately 80% of the appraised fair market value of the properties will provide approximately $50.0 million and the balance will be paid from cash on hand and existing lines of credit.


Results of Operations for the Six Months Ended June 30, 1999 and 1998


     Rental Operations-Apartments. The Company owns five apartment communities described in the following table:

                                                             Six Months ended June 30,
                                          --------------------------------------------------------
                                                     Average                         Average
                                                  Occupancy (1)                  Rental Rate (2)
                                          ----------------------              --------------------
Community             Units               1999              1998              1999            1998
---------             -----               ----              ----              ----            ----
Quarterdeck            230                99.7%             99.9%             $655            $625
Waters Edge            200                98.6              95.7               598             569
                       ---                ----              ----               ---             ---
  Total Charleston     430                99.2              97.9               628             599

Greentree              194                96.5              93.4               604             598
Marsh Cove             188                97.0              97.4               684             664
West Wind              192                95.3              98.3               708             694
                       ---                ----              ----               ---             ---
  Total Savannah       574                96.3              96.3               665             652
Total                1,004                97.5%             97.0%             $649            $629

        (1) Represents the average physical occupancy at each month end for the period held.
        (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June 30.

     The operating performance of the Company's apartment communities is summarized in the following table (dollars in thousands, except average monthly rent):

                                   %            Change from                      Six Months ended June 30,
                                Change          1998 To 1999                   1999                    1998
                                ------          ------------                   ----                    ----
Rental income                    4.7%             $177.5                   $3,939.0                $3,761.5

Personnel                        3.6                17.8                      510.2                   492.4
Utilities                       (6.7)               (9.0)                     125.9                   134.9
Operating                        3.3                 4.5                      140.5                   136.0
Maintenance and grounds         (3.3)               (8.4)                     244.5                   252.9
Taxes and insurance             11.6                39.1                      376.3                   337.2
Depreciation and amortization   (6.9)              (41.1)                     552.9                   594.0
                                ----              ------                   --------                --------
Subtotal                         0.1                2.9                     1,950.3                 1,947.4

Operating income                 9.6%            $174.6                    $1,988.7                $1,814.1
Average occupancy (1)                               0.5%                      97.5%                   97.0%
Average monthly rent (2)         3.2%            $ 20                      $    649                $    629
Expense ratio (3)                                  (0.5)%                     35.5%                   36.0%

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June 30.
(3) Represents total operating expenses (excluding depreciation and amortization) divided by rental revenues.

     For the six month period ended June 30, 1999, rental income rose by $177.5 thousand, or 4.7%, for the five apartment communities because of 3.2% higher rents and 0.5% higher occupancy over the same period in 1998. In the aggregate, the Charleston and Savannah rental markets were strong in the first six months of 1999 and 1998 as demand for apartments exceeded additions to supply. Charleston rents increased to $628, or 4.9% and Savannah rents increased to $665, or 2.0%, during this period. The Company believes that physical occupancy should remain satisfactory despite substantial delivery of new units if general economic activity, job growth and household formation along the southeastern coast remain strong.

     Total expenses were up $2.9 thousand, or 0.1%, for the six months ended June 30, 1999 from the same period in 1998. Personnel expenses increased $17.8 thousand or 3.6% due to higher wage rates. Taxes and insurance increased $39.1 thousand, or 11.6%, because of projected increases in assessed value millage rates and higher insurance premiums. Operating expenses were up $4.6 thousand, or 3.3% due to an increase in promotional material expense and uniform costs. These increases were offset by decreases in utilities, depreciation and maintenance expense.

     Rental Operations-Commercial. The Company owns six commercial properties in the Augusta area containing a total of 169,915 square feet, including the office building where the Company's headquarters are located. Three buildings containing approximately 75,000 square feet are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. Consequently, occupancy for all six commercial properties was 52% at June 30, 1999.

     In the six months ended June 30, 1999, operating income decreased by $101.5 thousand to an operating deficit of $205.5 thousand. Rental income decreased by $123.4 thousand, or 59.2%, for commercial properties because of decreased occupancy. Total expenses were down $21.9 thousand, or 7.0%, in the second quarter of 1999 from the same period in 1998 primarily due to lower occupancy.

     Land. The Company owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. The operating performance of the land is summarized in the following table (dollars in thousands):

                                    %              Change from                         Six Months
                                 CHANGE            1998 to 1999                1999                1998
                                 ------            ------------                ----                ----
Clay royalties                    7.5%               $57.9                   $830.7              $772.8
Sand royalties                   23.2                 20.3                    108.1                87.8
Rental income                    27.5                 10.0                     46.4                36.4
                                 ----                -----                   ------              ------
Subtotal                          9.8                 88.2                    985.2               897.0

Depletion                          -                   1.4                      1.4                   -
Operating expenses               15.6                  1.9                     13.9                12.0
Taxes and insurance              39.7                 11.4                     40.3                28.9
                                 ----                -----                   ------              ------
Subtotal                         36.0                 14.7                     55.6                40.9

Operating income                  8.6%               $73.5                   $929.6              $856.1


     Clay royalties increased $57.9 thousand, or 7.5%, for the six month period ended June 30, 1999 compared to the same period in 1998 due primarily to an increase in royalties per ton. Because royalty income under one of the royalty agreements ends in August, 1999, royalties in future periods are expected to be significantly lower. In the first six months of 1999, $573,210 in royalties were received under that agreement.

      Mortgage Interest Income. Interest income from mortgage notes receivable totaled $28.9 thousand in the six month period ended June 30, 1999, down from $56.1 thousand in the same period of 1998. The decrease was due to the repayment of a mortgage note receivable in February, 1999.

     Property Management and Development Fees. In the six months ended June 30, 1999 management fee income was $432.6 thousand and development fee income was $1.0 million. These fees were earned primarily under agreements with Equity Residential whereby the Company provides either property management or development consulting services for twelve apartment communities. At June 30, 1999, approximately $1.2 million remains to be earned under the development agreement. The Company has no expectations of a continuing relationship with Equity Residential that would produce further fees. The Company intends to seek other third party property management and development consulting business, but there can be no assurance that fees approaching current levels will be achieved.


      Other Income. The Company recorded no income other than that described above. In future periods, the Company may engage in various activities which may produce other income, including the purchase and sale of real estate, land subdivision and lot sales, conversion of apartments to condominiums, the sale or lease of various interests in real property and other real estate activities.

     Interest Expense. The assets contributed to the Company by Merry Land & Investment Company were not encumbered by mortgage debt at any time during 1998 prior to the spin off. Therefore, the financial statements for the accounting predecessor to Merry Land Properties for periods prior to the spin off assume that there was no debt or related interest expense. In October 1998 and in connection with the spin off, the Company received its assets subject to $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock. Interest expense related to these obligations totaled $1.6 million for the six months ended June 30, 1999 and included $193.3 thousand of dividends accrued on the Company's preferred stock. During this period, the average rate on the senior debt was 7.41% and the rate on the subordinated debt and preferred stock was 8.0%; a combined average rate of 7.75%. Interest expense related to the $41.2 million mortgage loans closed in June, 1999 totaled $62.0 thousand for the six months ended June 30, 1999.

     General and Administrative Expenses. General and administrative expenses totaled $1.17 million for the six months ended June 30, 1999. For periods prior to October 15, 1998, management has estimated common and corporate level expenses which might have been incurred on behalf of the accounting predecessor to Merry Land Properties by Merry Land & Investment Company in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. Management has allocated such expenses based on its best estimate under these guidelines of time and effort that would have been expended for the benefit of the accounting predecessor.

     Income Before Taxes and Extraordinary Items. Income before taxes and extraordinary items decreased to $1.4 million for the six months ended June 30, 1999 from $2.6 million for the same period in 1998. As discussed in
Note 1 to the financial statements, general and administrative expenses estimated in the statements were considerably less prior to the spin off than after the spin off and there was no interest expense assumed prior to the spin off. Decrease in income before taxes for the six months ended June 30, 1999 was primarily related to the higher general and administrative expense of $1.1 million and higher interest expense of $1.7 million. These increases in expenses were somewhat offset by increases in mineral royalties and fee income from third party property management and development consulting.

     Income Taxes.   As a REIT, the accounting predecessor to Merry Land
Properties would not have been subject to income taxes. The net income tax expense for the six month period ended June 30, 1999 totaled $386.2 thousand, and consisted of $432.2 thousand in current income tax benefit and $818.4 thousand in deferred income tax expense.

     Discount on Repayment of Debt and on Redemption of Preferred Stock. The extraordinary gain from the discount on repayment of subordinated debt, net of income taxes of $0.4 million, totaled $0.7 million. The discount on redemption of the preferred stock was $1.2 million.

     Funds From Operations. For the six month period ended June 30, 1999, funds from operations were $1.7 million. The following is a reconciliation of net income to funds from operations. (data in thousands):

 Net income available for common                                         $  2,920.1
 Add depreciation of real estate owned                                        571.0
 Add long term capital loss                                                    29.5
 Add permanent deferred tax benefit                                           104.2
 Less extraordinary gain                                                    (722.0)
 Less discount on redemption of preferred stock                           (1,163.7)
                                                                         ----------
 Funds from operations available to common shares                        $  1,739.1
                                                                         ==========
 Weighted average common shares outstanding--
          Basic                                                             2,181.0
          Diluted                                                           2,246.0


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

     Financial Structure. Before the spinoff, none of Merry Land & Investment Company's debt was attributed to the predecessor. At June 30, 1999, total debt equaled 77% of total capitalization at cost and 76% of total capitalization with equity valued at market (2,595,300 shares outstanding at the June 30, 1999 closing price of $4.94 per share). At that date, the Company's financial structure was as follows (dollars in thousands):

                                                                   Equity at
                                                       % of           Market            % of
                                       BOOK           Total            Value           Total
                                       ----           -----        ---------           -----
Line of Credit                      $     -               -          $     -               -
Mortgage loans                       41,241             77%           41,241             76%
                                    -------            ----          -------            ----
Total debt                           41,241             77%           41,241             76%
Common stock                         12,203             23%           12,821             24%
                                    =======            ====          =======            ====
Total capitalization                $53,444            100%          $54,062            100%

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

PART I

Item 3--Quantitative and Qualitative Disclosures about Market Risk.

During the second quarter of 1999, the Company reduced its outstanding variable rate debt. In June 1999, the Company closed on $41.2 million of ten-year, fixed rate mortgage financing. The proceeds of the financing were used to repay the Company's obligations under the senior debt, subordinated debt and preferred stock. The senior debt had a principal balance of $18.3 million, a maturity date of October 1999 and a variable interest rate of LIBOR plus 250 basis points. At June 30, 1999, the Company's only remaining variable rate debt consisted of a $2.0 million line of credit. At that date, there was no balance outstanding under the line.

Merry Land Properties, Inc.
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     None

ITEM 2.  Changes in Securities and Use of Proceeds

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held April 15, 1999, the following vote totals were recorded:

     1.  Election of Directors:  Shares Voted - 2,395,749
                                 For                Against     Abstain
                                 ---                -------     -------
            W. Tennent Houston   2,390,971 (92.1%)  333 (.013%)  4,445 (0.2%)

     2.  Ratification of Accountants: Shares Voted - 2,395,749
                                 For                Against      Abstain
                                 ---                -------      -------
                                 2,390,968 (92.1%)  2,665 (0.1%) 2,116 (0.1%)

     In addition to Mr. Houston, the following Directors continued in office following the meeting: Boone A. Knox, Michael N. Thompson, David W. Cobb and Stewart R. Speed.

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

    (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the Company's Annual Report on Form 10-K filed March 31, 1999, file number 000-29778).

      (4) Instruments Defining the Rights of Security Holders, including Indentures.
        (v) The following instruments each dated June 24, 1999 define the rights of holders of indebtedness of the Company's subsidiaries:
            (A)  Deed to Secure Debt and Security Agreement for
                 Greentree, L.L.C.
            (B)  Promissory Note for Greentree, L.L.C.
            (C) Deed to Secure Debt and Security Agreement for West Wind Landing, L.L.C.
            (D)  Promissory Note for West Wind Landing, L.L.C.
            (E)  Deed to Secure Debt and Security Agreement for Marsh
                 Cove, L.L.C.
            (F)  Promissory Note for Marsh Cove, L.L.C.
            (G)  Mortgage and Security Agreement for Waters Edge, L.L.C.
            (H)  Promissory Note for Waters Edge, L.L.C.
            (I)  Mortgage and Security Agreement for Quarterdeck, L.L.C.
            (J)  Promissory Note for Quarterdeck, L.L.C.

         Material Contracts.
           None

      (27) Financial Data Schedules

   Reports on Form 8-K. The registrant filed no reports on Form 8-K during the second quarter of 1999.

Form 10-Q - Merry Land Properties, Inc.
   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MERRY LAND PROPERTIES, INC.



                            /s/ Dorrie E. Green
                            -----------------------
                            Dorrie E. Green
                            Vice President and
                            Chief Financial Officer

August 12, 1999