Form 10-Q
period 1999-09-30
MERRY LAND PROPERTIES INC
filed 1999-11-12
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ___________

                                   FORM 10Q
                                 ___________


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal quarter ended

                              SEPTEMBER 30, 1999
                      Commission file number: 000-29778


                         MERRY LAND PROPERTIES, INC.


State of Incorporation:                 I.R.S. Employer Identification Number:
Georgia                                              58-2412761
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


The number of shares of common stock outstanding as of September 30, 1999 was 2,601,300.

Form 10-Q - Merry Land Properties, Inc.
Index


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

        Consolidated Statements of Income - Three months ended September 30, 1999 and 1998, and nine months ended September 30, 1999 and 1998.

        Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements
                 Merry Land Properties, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS

                                                        Unaudited
                                                        Sept. 30,     Dec. 31,
                                                             1999         1998
                                                        ---------     --------
ASSETS
  Real estate assets, at cost:
    Land held for mining, development,
    and investment                                   $  5,869,805 $  7,255,130
    Apartments                                         95,019,617   40,765,214
    Commercial rental property                          2,627,652    2,622,024
    Furniture and equipment                             1,870,730    1,836,144
    Development in progress                             2,525,030            -
                                                     ------------ ------------
        Total cost                                    107,912,834   52,478,512
    Accumulated depreciation and depletion            (12,663,267) (11,496,904)
                                                     ------------ ------------
                                                       95,249,567   40,981,608

CASH AND CASH EQUIVALENTS                               3,275,071    3,995,365

RESTRICTED CASH                                         1,342,970            -

OTHER ASSETS
  Interest receivable                                      23,520            -
  Notes receivable                                        590,522    1,342,246
  Other receivable                                         89,387    1,434,512
  Deferred tax asset                                    5,780,952    6,909,857
  Deferred loan costs                                     961,037            -
  Prepaid income taxes                                    160,071            -
  Other                                                   144,288       79,620
                                                     ------------ ------------
                                                        7,749,777    9,766,235
                                                     ------------ ------------
TOTAL ASSETS                                         $107,617,385  $54,743,208
                                                     ============ ============
NOTES PAYABLE
  Line of credit                                     $  1,500,000  $         -
  Senior debt                                                   -   18,317,429
  Subordinated debt                                             -   20,000,000
  Mortgage loans                                       91,883,261            -
                                                     ------------ ------------
                                                       93,383,261   38,317,429
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                        608,949      444,553
  Accrued income taxes                                        600      123,846
  Accrued property taxes                                  750,336      309,936
  Accrued dividends payable                                     -       81,111
  Deferred revenue                                              -      771,627
  Other                                                 1,125,920      477,967
                                                     ------------ ------------
                                                        2,485,805    2,209,040

PREFERRED STOCK                                                 -    5,000,000

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value                      2,601,300    2,597,633
  Capital surplus                                       8,994,528    9,121,985
  Unamortized compensation                             (1,743,452)  (1,854,291)
  Receivable from ESOP                                   (676,840)           -
  Retained earnings - prior years                        (648,588)           -
  Cumulative undistributed net earnings (deficit)       3,221,371     (648,588)
                                                     ------------ ------------
                                                       11,748,319    9,216,739
                                                     ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $107,617,385  $54,743,208
                                                     ============ ============

   The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements

                 Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                  Three months ended         Nine months ended
                                           Sept. 30,                 Sept. 30,
                                  ------------------         -----------------
                                         (Accounting               (Accounting
                                        Predecessor)              Predecessor)
INCOME                            1999          1998        1999          1998
                                  ----          ----        ----          ----
Rental income              $ 3,157,572    $2,071,843  $7,227,919   $ 6,078,120
Royalty income                 288,011       428,815   1,226,841     1,289,396
Interest income                 51,909        27,401     196,883        83,474
Management fees                148,877             -     581,483             -
Development fees               329,980             -   1,344,496             -
Long term loss                       -             -    (29,512)             -
Other income                   190,995             -     190,995             -
                           -----------    ---------- -----------   -----------
                             4,167,344     2,528,059  10,739,105     7,450,990
EXPENSES
Rental expense               1,236,755       882,857   2,814,108     2,402,093
Interest expense             1,259,105             -   2,943,433             -
Depreciation                   448,234       361,324   1,166,378     1,142,564
General and administrative
expense                        711,663        30,120   1,883,010        90,360
Amortization                    16,805             -      16,805             -
                           -----------    ---------- -----------   -----------
                             3,672,562     1,274,301   8,823,734     3,635,017
INCOME BEFORE TAXES AND
EXTRAORDINARY ITEM             494,782     1,253,758   1,915,371     3,815,973
                           -----------    ---------- -----------   -----------
Income taxes                   193,454             -     579,684             -
                           -----------    ---------- -----------   -----------
INCOME BEFORE EXTRAORDINARY
ITEM                           301,328     1,253,758   1,335,687     3,815,973
                           -----------    ---------- -----------   -----------
Extraordinary gain -
 discount on repayment of
 debt, net of income tax
 provision of $441,746               -             -     721,969             -
                           -----------    ---------- -----------   -----------
NET INCOME                     301,328     1,253,758   2,057,656     3,815,973

Discount on redemption of
preferred stock                      -             -   1,163,715             -
                           -----------    ---------- -----------   -----------
NET INCOME - COMMON        $   301,328    $1,253,758  $3,221,371    $3,815,973
                           ===========    ========== ===========   ===========
WEIGHTED AVERAGE COMMON
SHARES
  Basic                      2,187,070     2,151,093   2,183,070     2,095,402
  Diluted                    2,252,814     2,223,000   2,254,340     2,143,500

EARNINGS PER COMMON SHARE
  Basic                    $       .14    $      .58  $     1.48    $     1.82
                           ===========    ==========  ==========    ==========
  Diluted                  $       .13    $      .56  $     1.43    $     1.78
                           ===========    ==========  ==========    ==========



The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I. Financial Information
Item 1-   Financial Statements


               Merry Land Properties, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Nine Months ended Sept. 30,
                                               ---------------------------
                                                        1999          1998
                                               -------------  ------------
                                                               (Accounting
CASH FLOWS FROM OPERATING ACTIVITIES:                         Predecessor)

 Net income                                      $ 2,057,657   $ 3,815,973
 Adjustments to reconcile net income to
 net cash provided by operating activities:
      Discount on repayment of debt, net of
      taxes                                         (721,969)            -
      Depreciation expense                         1,183,183     1,142,564
      Income tax expense                             567,525             -
      Increase in property taxes payable             440,400       126,415
      Decrease in income taxes payable              (283,317)            -
      Decrease in deferred revenue                   (97,065)      330,696
      Increase in accrued interest                   164,396             -
      Increase in mortgage escrow                 (1,342,970)            -
      Decrease in other receivables                  647,043             -
      Other                                          713,015       (15,378)
                                                 -----------   -----------
        Net cash provided by operating
        activities                                 3,327,898     5,400,270

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments received on notes receivable          751,724        53,566
      Purchase of real property                  (54,355,001)            -
      Investment in real estate assets            (1,076,510)   (1,479,006)
      Receivable from ESOP                          (676,840)            -
                                                 -----------   -----------
        Net cash used in investing activities    (55,356,627)   (1,425,440)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Contributions from Merry Land &
      Investment Co., Inc.                                 -     1,479,006
      Distributions to Merry Land & Investment
      Co., Inc.                                            -    (5,453,836)
      Repayment of senior debt                   (18,317,429)            -
      Repayment of subordinated debt             (18,836,285)            -
      Redemption of preferred stock               (3,836,285)            -
      Proceeds from mortgage loans                91,883,261             -
      Line of credit                               1,500,000             -
      Loan Costs                                    (961,037)            -
      Other                                         (123,790)            -
                                                 -----------   -----------
        Net cash used in financing activities     51,308,435    (3,974,830)

 NET DECREASE IN CASH                               (720,294)            -

 CASH AT BEGINNING OF PERIOD                       3,995,365             -
                                                 -----------   -----------
 CASH AT END OF PERIOD                           $ 3,275,071   $         -
                                                 ===========   ===========
 Interest paid                                   $ 2,585,704   $         -
 Income taxes paid                               $   168,071   $         -




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

2.  Basis of Presentation

     The financial statements for Merry Land Properties include its six wholly-owned subsidiaries and eleven limited liability companies. These limited liability companies are also wholly-owned by Merry Land Properties and its subsidiaries and were formed in connection with the $41,241,000 mortgage loans financing in June, 1999 and with the $50,683,000 mortgage loans financing in August, 1999. Each limited liability company is a separate legal entity and its assets and liabilities are neither available to pay the debts of Merry Land Properties nor constitute obligations of Merry Land Properties.

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

     The consolidated financial statements for the nine month periods ended September 30, 1999 and September 30, 1998, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

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

     A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                  Three months ending   Nine months ending
                                  -------------------   ------------------
                                  Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
                                       1999      1998       1999      1998
                                  --------- ---------  --------- ---------
Weighted average shares
outstanding-basic                 2,187,070 2,151,093  2,183,070 2,095,402
Dilutive potential
common shares                        65,744    71,907     71,270    48,098
                                  --------- ---------  --------- ---------
Weighted average shares
outstanding-diluted               2,252,814 2,223,000  2,254,340 2,143,500


4.  NOTES RECEIVABLE

    At September 30, 1999 and December 31, 1998, notes receivable consisted of the following:

                                                           Note Balances at
                                                          -----------------
                                              Original  Sept. 30,  December 31,
Note                           Rate    Due      Amount       1999          1998
----                           ----    ---    --------  ---------  ------------
Augusta  Partners            10.00%  10/99  $  695,000 $        -    $  573.566
Brothersville                 6.00%  11/12     675,000    493,769       636,512
Brothersville                10.00%   9/02     327,600     41,183        74,717
New Zion                      7.00%  11/12      60,000     55,570        57,451
                                            ---------- ----------    ----------
                                            $1,757,600 $  590,522    $1,342,246

    During February, the Company received $542,734 from Augusta Partners in total satisfaction of its note receivable, generating a loss of $29,512. During 1999, the Company loaned $676,840 to the Merry Land Employee Stock Ownership Plan. The loan bears interest at LIBOR plus 250 basis points and matures on March 31, 2004. The loan is secured by 140,302 shares of the Company's common stock which were purchased by the ESOP and is reflected in the Stockholder's Equity section of the Balance Sheet.

5. Debt

    At September 30, 1999, debt consisted of the following:

                                                             Note Balances at
                                                          ---------------------
                                                          Sept. 30,    Dec. 31,
                                                               1999        1998
                                 Maturity     Interest    ---------    --------
Debt                                 date         rate      Balance     Balance
----                             --------     --------    ---------    --------
Line of credit              June 24, 2001  LIBOR+1.25%  $ 1,500,000 $         -
Senior debt              October 15, 1999  LIBOR+ 2.5%            -  18,317,429
Subordinated debt        October 15, 2013           8%            -  20,000,000
Mortgage Loan -
Greentree, L.L.C.            July 1, 2009        7.73%    6,712,363           -
Mortgage Loan -
Marsh Cove, L.L.C.           July 1, 2009        7.73%    8,151,939           -
Mortgage Loan -
Quarterdeck, L.L.C.          July 1, 2009        7.73%    9,954,157           -
Mortgage Loan -
Waters Edge, L.L.C.          July 1, 2009        7.73%    7,190,890           -
Mortgage Loan -
West Wind Landing, L.L.C.    July 1, 2009        7.73%    9,190,912           -
Mortgage Loan - ML Hammocks
at Long Point, L.L.C.   September 1, 2011        7.99%   18,787,000           -
Mortgage Loan - ML
Huntington, L.L.C.      September 1, 2007        7.97%    5,084,000           -
Mortgage Loan - ML
Magnolia Villa, L.L.C.  September 1, 2007        7.97%    4,739,000           -
Mortgage Loan - ML
Summit Place, L.L.C.    September 1, 2007        7.97%    7,079,000           -
Mortgage Loan - ML
Windsor Place, L.L.C.   September 1, 2011        7.99%    8,640,000           -
Mortgage Loan - ML
Woodcrest (Augusta),
L.L.C.                  September 1, 2007        7.97%    6,354,000           -
                                                        ----------- -----------
  Total                                                 $93,383,261 $38,317,429


    On June 24, 1999, the Company closed $41.2 million in mortgage financing. The five nonrecourse loans are secured by five apartment communities containing 1,004 units located in Charleston and Savannah. At the time of the closing, the Company transferred the apartment communities to five newly created limited liability companies, which are wholly-owned by the Company and its subsidiaries. The proceeds of the financing were used to retire all of the Company's debt and preferred stock obligations to Equity Residential Properties Trust, including the Senior debt and Subordinated debt.
     On August 24, 1999 the Company acquired the partnership interests held by Equity Residential Properties Trust in six apartment communities containing 1,297 units located in Charleston, Savannah and Augusta. The purchase price for the interests was $54.0 million.
The communities were previously owned by Merry Land & Investment Company, Inc., the predecessor of new Merry Land. The purchase was financed with $50.7 million in mortgage financing. The six nonrecourse loans have 8 and 12 year terms and bear interest at 7.98% in the aggregate.

6. Income Taxes

    The Company is a taxable "C" corporation. It is assumed that the accounting predecessor distributed sufficient taxable income to shareholders in the form of dividends to qualify as a REIT, and so no income taxes were provided for in periods prior to the spin off.

     The components of the income tax provision for the nine months ended September 30, 1999 are as follows:

Current federal tax                                $ (574,666)
Current state tax                                    (107,885)
Deferred federal tax                                1,425,711
Deferred state tax                                    267,655
                                                   ----------
Total income tax                                    1,010,815
State franchise tax                                    10,615
                                                   ----------
Total tax                                          $1,021,430
Less: income tax provision on extraordinary gain     (441,746)
                                                   ----------
Net income taxes                                   $ 579,684


     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the nine months ended September 30, 1999 is as follows:

                                                                         % of
                                                                       pretax
                                                              Amount   Income
                                                              ------   ------
Income tax expense at statutory rate                      $1,112,623    34.0%
Increases (reductions) in taxes resulting from:
  State and local income taxes, net of federal income tax
  benefit                                                    129,588     4.0%
  Prior period adjustment                                    (16,874)   (0.5%)
  Dividends not deductible                                    73,389     2.2%
  Non-taxable clay lease income                             (287,911)   (8.8)%
                                                          ----------   -----
  Total income tax                                         1,010,815    30.9%
  State franchise tax                                         10,615     0.3%
                                                          ----------   -----
Total tax                                                 $1,021,430    31.2%
Less: income tax provision on extraordinary gain            (441,746)
                                                          ----------
Net income taxes                                          $  579,684

7. Segment Information

     The Company has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                Third
                                                                Party
Three months ending   Apartments   Commercial         Land   Services   Corporate   Consolidated
Sept. 30, 1999        ----------   ----------         ----   --------   ---------   ------------
Real estate revenue
revenue              $ 3,076,679   $   66,867   $   14,026  $       -   $       -    $ 3,157,572
Real estate expense    1,151,212       63,980       21,563          -           -      1,236,755
Depreciation and
amortization             370,641        6,102        1,405          -      86,891        465,039
                     -----------   ----------   ----------  ---------   ---------    -----------
Income from real
estate                 1,554,826       (3,215)      (8,942)         -     (86,891)     1,455,778
Other income                   -            -      479,006    478,857      51,909      1,009,772
                     -----------   ----------   ----------  ---------   ---------    -----------
Segment income         1,554,826       (3,215)     470,064    478,857     (34,982)     2,465,550
Interest expense               -            -            -          -  (1,259,105)    (1,259,105)
General and
administrative                 -            -            -   (223,668)   (487,995)      (711,663)
                     -----------   ----------   ----------  ---------   ---------    -----------
Income before taxes
and extraordinary
item                   1,554,826       (3,215)     470,064    255,189  (1,782,082)       494,782
                     -----------   ----------   ----------  ---------   ---------    -----------
Income tax                     -            -            -          -    (193,454)      (193,454)
Income before
extraordinary item     1,554,826       (3,215)     470,064    255,189  (1,975,536)       301,328
                     -----------   ----------   ----------  ---------   ---------    -----------
Extraordinary item             -            -            -          -           -              -
Net Income           $ 1,554,826   $   (3,215)  $  470,064  $ 255,189 $(1,975,536)   $   301,328
                     ===========   ==========   ==========  ========= ===========    ===========
Capital investments  $   110,224   $        -   $  102,604  $       - $  (174,466)   $    38,362
Total real estate
assets               $83,995,185   $2,300,911   $8,362,499  $       - $   590,972    $95,249,567

                                                                Third
Accounting Predecessor                                          Party
Three months ending   Apartments   Commercial         Land   Services   Corporate   Consolidated
Sept. 30, 1998        ----------   ----------         ----   --------   ---------   ------------
Real estate rental
revenue              $ 1,936,731   $  120,362   $   14,750  $       - $         -    $ 2,071,843
Real estate expense      792,261       64,782       25,814          -           -        882,857
Depreciation and
amortization             258,178      103,146            -          -           -        361,324
                     -----------   ----------   ----------  --------- -----------    -----------
Income from real
estate                   886,292      (47,566)     (11,064)         -           -        827,662
Other income                   -            -      428,815          -      27,401        456,216
                     -----------   ----------   ----------  --------- -----------    -----------
Segment income           886,292      (47,566)     417,751          -      27,401      1,283,878
Interest expense               -            -            -          -           -              -
Insurance expense              -            -            -          -           -              -
General and
administrative                 -            -            -          -     (30,120)       (30,120)
                     -----------   ----------   ----------  --------- -----------    -----------
Income before taxes      886,292      (47,566)     417,751          -      (2,719)     1,253,758
                     -----------   ----------   ----------  --------- -----------    -----------
Income tax                    -             -            -          -           -              -
Net income           $   886,292  $   (47,566)  $  417,751  $       - $    (2,719)   $ 1,253,758
                     ===========  ===========   ==========  ========= ===========    ===========
Capital Investments  $   123,155  $     2,654   $  645,512  $       - $    27,287    $   798,608
Total real estate
assets               $30,890,099  $ 4,002,784   $7,206,401  $       - $   833,457    $42,932,741

                                                                Third
                                                                Party
Nine months ending    Apartments   Commercial         Land   Services   Corporate   Consolidated
Sept. 30, 1999        ----------   ----------         ----   --------   ---------   ------------
Real estate rental
revenue              $ 7,015,650  $   151,834   $   60,435  $       - $         -    $ 7,227,919
Real estate expense    2,548,549      190,743       74,816          -           -      2,814,108
Depreciation and
amortization             923,542       24,206        2,811          -     232,624      1,183,183
                     -----------  -----------   ----------  --------- -----------    -----------
Income from real
 estate                3,543,559      (63,115)     (17,192)         -    (232,624)     3,230,628
Other income                   -            -    1,417,836  1,925,979     167,371      3,511,186
                     -----------  -----------   ----------  --------- -----------    -----------
Segment income        3,543,559       (63,115)   1,400,644  1,925,979     (65,253)     6,741,814
Interest expense              -             -            -          -  (2,943,433)    (2,943,433)
General and
administrative                -             -            -   (689,789) (1,193,221)    (1,883,010)
                     ----------   -----------   ----------  --------- -----------    -----------
Income before taxes and
extraordinary items   3,543,559       (63,115)   1,400,644  1,236,190  (4,201,907)     1,915,371
                     ----------   -----------   ----------  --------- -----------    -----------
Income tax                    -             -            -          -    (579,684)      (579,684)
Income before
extraordinary items   3,543,559       (63,115)   1,400,644  1,236,190  (4,781,591)     1,335,687
                     ----------   -----------   ----------  --------- -----------    -----------
Extraordinary item            -             -            -          -     721,969        721,969
Net income          $ 3,543,559   $   (63,115)  $1,400,644 $1,236,190 $(4,059,622)   $ 2,057,656
                    ===========   ===========   ========== ========== ===========    ===========
Capital Investments $   377,950   $         -   $  311,442 $        - $    67,721    $   757,113
Total real estate
assets              $83,995,185   $ 2,300,911   $8,362,499 $        - $   590,972    $95,249,567

                                                                Third
Accounting Predecessor                                          Party
Nine months ending   Apartments    Commercial         Land   Services   Corporate   Consolidated
Sept. 30, 1998       ----------    ----------         ----   --------   ---------   ------------
Real estate rental
revenue             $ 5,698,195   $   328,740   $   51,185 $        - $         -    $ 6,078,120
Real estate expense   2,145,521       189,879       66,693          -           -      2,402,093
Depreciation and
amortization            852,190       290,374            -          -           -      1,142,564
                    -----------   -----------   ---------- ---------- -----------    -----------
Income from real
estate                2,700,484      (151,513)     (15,508)         -           -      2,533,463
Other income                  -             -    1,289,396          -      83,474      1,372,870
                    -----------   -----------   ---------- ---------- -----------    -----------
Segment income        2,700,484      (151,513)   1,273,888          -      83,474      3,906,333
Interest expense              -             -            -          -           -              -
Insurance expense             -             -            -          -           -              -
General and
administrative                -             -            -          -     (90,360)       (90,360)
                    -----------   -----------   ---------- ---------- -----------    -----------
Income before
taxes                 2,700,484      (151,513)   1,273,888          -      (6,886)     3,815,973
                    -----------   -----------   ---------- ---------- -----------    -----------
Income tax                    -             -            -          -           -              -
Net income          $ 2,700,484   $  (151,513)  $1,273,888 $        - $    (6,886)   $ 3,815,973
                    ===========   ===========   ========== ========== ===========    ===========
Capital investment  $   294,413   $   205,175   $  815,040 $        - $   164,378    $ 1,479,006
Total real estate
assets              $30,890,099   $ 4,002,784   $7,206,401 $        - $   833,457    $42,932,741


Form 10-Q-Merry Land Properties, Inc.
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Merry Land Properties, Inc. was formed on September 3, 1998, as a corporate subsidiary of Merry Land & Investment Company, Inc., in connection with a transaction in which merry Land & Investment Company was merged into Equity Residential Properties Trust on October 19, 1998. Merry Land has operated only since October 15, 1998. Accordingly, only the Consolidated Balance Sheets for December 31, 1998 and September 30, 1999 and the Consolidated Statements of Income for the period ended September 30, 1999 are financial statements prepared for a real company. The Statements of Income for the period ended September 30, 1998 is for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

     On August 24, 1999, Merry Land acquired the investment interests held by Equity Residential Properties Trust in six apartment communities containing 1,297 units located in Charleston, Savannah and Augusta, which approximately doubled Merry Land's apartment holdings and assets. The purchase was financed with $50.7 million in mortgage financing. As a result of these acquisitions, Merry Land's income and expenses from rental operations and interest expense in future periods will be significantly higher than in previous periods. Further, Merry Land's property management fees will no longer include income from these communities. Thus, we do not believe the discussion and analysis of our historical financial condition and results of operations discussed below should be relied upon as an indicator of our future performance.

RECENT EVENTS

     On October 21, 1999, Merry Land filed a Form S-11 registration statement with the SEC with respect to a proposed distribution of rights to its existing shareholders which entitle its stockholders to purchase from the Company Convertible Trust Preferred Securities. These securities will pay dividends to their holders and will be convertible into Merry Land's common stock. A prospectus describing the offering will be distributed to all Merry Land shareholders when the registration statement is declared effective by the SEC. The Company hopes to complete the securities offering during the first quarter of 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Rental Operations-Total Portfolio. The Company's eleven apartment communities are described in the following table:


                                                          Nine Months ended Sept. 30,
                                                          ---------------------------
                                                       Average                 Average
                                                     Occupancy (1)         Rental Rate (2)
                                                     -------------         ---------------
Community                    Units                   1999     1998         1999       1998
---------                    -----                   ----     ----         ----       ----
Woodcrest (3)                 248                   96.4%        -         $509          -
                              ---                   ----     -----         ----       ----
  Total Augusta               248                   96.4         -          509          -

Quarterdeck                   230                   99.6      99.8%         675       $631
Summit Place (3)              226                   96.5         -          528          -
Waters Edge                   200                   97.9      96.3          609        571
Windsor Place (3)             224                   98.2         -          598          -
                              ---                   ----     -----         ----       ----
  Total Charleston            880                   98.5      98.1          603        603

Hammocks at Long Point (3)    308                   95.0         -          836          -
Huntington (3)                147                   97.6         -          638          -
Greentree                     194                   97.1      94.0          612        598
Magnolia Villa (3)            144                   96.9         -          639          -
Marsh Cove                    188                   97.6      98.2          692        669
West Wind                     192                   95.9      98.4          720        698
                              ---                   ----     -----         ----       ----
  Total Savannah            1,173                   96.9      96.9          708        655

Total                       2,301                   97.5%     97.4%        $646       $633

(1)  Represents the average physical occupancy at each month end for the period held.
(2)  Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September 30.
(3)  Community acquired on August 24, 1999.

     The operating performance of the Company's apartment communities is summarized in the following table (dollars in thousands, except average monthly rent):


                               %           Change from        Nine Months ended Sept. 30,
                          Change           1998 to 1999       ---------------------------
                          ------           ------------         1999              1998
                                                                ----              ----
Rental income             23.1%              $1,317.5       $7,015.7          $5,698.2

Personnel                 23.7                  178.8          933.1             754.3
Utilities                 14.6                   31.2          244.5             213.3
Operating                 11.7                   23.9          227.6             203.7
Maintenance and grounds    5.2                   24.2          487.6             463.4
Taxes and insurance       28.4                  145.1          655.8             510.7
Depreciation and
amortization               8.4                   71.3          923.5             852.2
                          ----                -------        -------           -------
Subtotal                  15.8                  474.5        3,472.1           2,997.6

Operating income          31.2%              $  843.0       $3,543.6          $2,700.6

Average occupancy (1)                             0.1%          97.5%             97.4%
Average monthly rent (2)   2.1%              $   13         $  646            $  633
Expense ratio (3)                               (1.4)%          36.3%             37.7%

(1)  Represents the average physical occupancy at each month end for the period held.
(2)  Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September 30.
(3)  Represents total operating expenses (excluding depreciation and amortization)
     divided by rental revenues.

     The addition of the six apartment communities in the third quarter of 1999 increased the weighted average number of apartment units owned to 1,292 in the nine month period of 1999 from 1,004 in the nine month period of 1998. Rental revenues, expenses and taxes and insurance rose accordingly.

     The 2.1% increase in portfolio average rental rates in the nine month period of 1999 from the nine month period of 1998 resulted from 4.4% higher rents at the Company's continuing properties, but was offset somewhat by the lower rents charged at the communities the Company acquired, whose monthly rents averaged $634 at September 30, 1999 versus the continuing portfolio average of $661.

     Merritt at James Island. The Company owns land adjacent to its Quarterdeck Apartments in Charleston and expects to begin construction in the fourth quarter on Merritt at James Island, a 230 unit apartment community. The $16.5 million cost is expected to be funded with nonrecourse financing. The units are expected to be available for rental in June, 2000.

     Rental Operations-Same Store. The performance of the 1,004 units which the Company held for the nine month period of both 1999 anexcept average monthly rent; see footnotes above):


                            %               Change from           Nine Months ended Sept. 30,
                       Change               1998 to 1999          ---------------------------
                       ------               ------------              1999               1998
                                                                      ----               ----
Rental income            4.5%                  $253.6             $5,951.8           $5,698.2

Personnel                3.0                     22.6                776.9              754.3
Utilities               (5.0)                   (10.7)               202.6              213.3
Operating               (4.4)                    (8.9)               194.8              203.7
Maintenance and
grounds                (16.3)                   (75.5)               387.9              463.4
Taxes and insurance     10.9                     55.8                566.5              510.7
Depreciation and
amortization            (2.8)                   (23.8)               828.4              852.2
                       -----                   ------             --------           --------
  Subtotal              (1.4)                   (40.5)             2,957.1            2,997.6
                       -----                   ------             --------           --------

Operating income        10.9%                  $294.1             $2,994.7           $2,700.6

Average occupancy (1)                             0.3%                97.7%              97.4%
Average monthly
rent (2)                 4.4%                  $ 28               $  661             $  633
Expense ratio (3)                                (1.9)%               35.8%              37.7%


     For the nine month period ended September 30, 1999, rental income rose by $253.6 thousand, or 4.5%, for the five apartment communities because of 4.4% higher rents over the same period in 1998. In the aggregate, the Charleston and Savannah rental markets were strong in the first nine months of 1999 over 1998 as demand for apartments exceeded additions to supply. Charleston rents increased to $644, or 6.8% and Savannah rents increased to $674, or 2.9% during this period. The Company believes that physical occupancy should remain satisfactory despite substantial delivery of new units if general economic activity, job growth and household formation along the southeastern coast remain strong.

     Total expenses were down $40.5 thousand, or 1.4%, for the nine months ended September 30, 1999 from the same period in 1998. For the nine months personnel expenses increased $22.6 thousand and taxes and insurance increased $55.8 thousand, because of increases in assessed values, millage rates and higher insurance premiums. These increases were more than offset by declines in operating expenses, down $8.9 thousand, in utilities, down $10.7 thousand, and in maintenance and ground expenses, down $75.5 thousand.

Rental Operations-Commercial. The Company owns six commercial properties in the Augusta area containing a total of 169,915 square feet, including the office building where the Company's headquarters are located. Three buildings containing approximately 75,000 square feet are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. Consequently, occupancy for all six commercial properties was less than 50% at September 30, 1999.

     Rental income decreased by $176.9 thousand, or 53.8%, for commercial properties because of decreased occupancy. Total expenses were up $0.8 thousand, or 0.4%, in the third quarter of 1999 from the same period in 1998.

     Land. The Company owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. The operating performance of the land is summarized in the following table (dollars in thousands):

                                           %        Change from           Nine Months ended Sept. 30,
                                        CHANGE     1998 to 1999           ---------------------------
                                        ------     ------------              1999                1998
                                                                             ----                ----
Clay royalties                          (7.0)%         $(82.9)           $1,100.0            $1,182.9
Sand royalties                          19.2             20.4               126.9               106.5
Rental income                            9.2              5.1                60.4                55.3
                                        ----           ------            --------            --------
Subtotal                                (4.3)           (57.4)            1,287.3             1,344.7

Depletion                                  -              2.8                 2.8                   -
Operating expenses                      15.8              1.9                13.9                12.0
Taxes and insurance                     11.3              6.2                60.9                54.7
                                        ----           ------            --------            --------
Subtotal                                16.3             10.9                77.6                66.7

Operating income                        (5.3)%         $(68.3)           $1,209.7            $1,278.0


     Clay royalties decreased $82.9 thousand, or 7.0%, for the nine month period ended September 30, 1999 compared to the same period in 1998 due primarily to the expiration of one of the royalty agreements. In the first nine months of 1999, $734.9 in royalties were received under that agreement compared to $859.8 in the first nine months of 1998.

     Mortgage Interest Income. Interest income from mortgage notes receivable totaled $40.4 thousand in the nine month period ended September 30, 1999, down from $83.5 thousand in the same period of 1998. The decrease was due to the repayment of mortgage notes receivable.

     Property Management and Development Fees. In the nine months ended September 30, 1999 management fee income was $581.5 thousand and development fee income was $1.34 million. These fees were earned primarily under agreements with Equity Residential whereby the Company provides either property management or development consulting services for twelve apartment communities. At September 30, 1999, the property management agreements with Equity Residential have been completed, and approximately $1.0 million remains to be earned under the development agreement. The Company intends to seek other third party property management and development consulting business, but we expect fee income to decline substantially in coming quarters.

      Other income. During the quarter the Company sold timber from its clay land for a pretax gain of $191,000. The Company has purchased a 9,000 s.f. historic building in Charleston, South Carolina which it is currently being converted from ten apartments to seven condominiums for sale in 2000. In future periods, the Company may engage in various activities which may produce other income, including the purchase and sale of real estate, land subdivision and lot sales, conversion of apartments to condominiums, the sale or lease of various interests in real property and other real estate activities.

     Interest Expense. The assets contributed to the Company by Merry Land
& Investment Company were not encumbered by mortgage debt at any time during 1998 prior to the spin off. Therefore, the financial statements for the accounting predecessor to Merry Land Properties for periods prior to the spin off assume that there was no debt or related interest expense. In October 1998 and in connection with the spin off, the Company received its assets subject to $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock. These obligations were repaid in June, 1999. Interest expense related to these obligations totaled $1.6 million for the nine months ended September 30, 1999 and included $193.3 thousand of dividends accrued on the Company's preferred stock. Interest expense related to the $41.2 million mortgage loans closed in June, 1999, and the $50.7 million mortgage loans closed in August, 1999, totaled $1.2 million and $0.1 million, respectively. Interest on the Company's line of credit totaled $7.2 thousand.

     General and Administrative Expenses. General and administrative expenses totaled $1.9 million for the nine months ended September 30, 1999. For periods prior to October 15, 1998, management has estimated common and corporate level expenses which might have been incurred on behalf of the accounting predecessor to Merry Land Properties by Merry Land & Investment Company in accordnace with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. Management has allocated such expenses based on its best estimate under these guidelines of time and effort that would have been expended for the benefit of the accounting predecessor.

     Income Before Taxes and Extraordinary Items. Income before taxes and extraordinary items decreased to $1.9 million for the nine months ended September 30, 1999 from $3.8 million for the same period in 1998. As discussed in Note 1 to the financial statements, general and administrative expenses estimated in the statements were considerably less prior to the spin off than after the spin off and there was no interest expense assumed prior to the spin off. The decrease in income before taxes for the nine months ended September 30, 1999 was primarily related to the higher general and administrative expense of $1.8 million and higher interest expense of $2.9 million, but was offset by higher net rental income primarily from an increase in the number of apartments owned.

     Income Taxes. As a REIT, the accounting predecessor to Merry Land Properties would not have been subject to income taxes. The net incme tax expense for the nine month period ended September 30, 1999 totaled $0.6 million, and consisted of $0.4 million in current income tax benefit and $1.0 million in deferred income tax expense.

     Discount on Repayment of Debt and on Redemption of Preferred Stock.
The subordinated debt and preferred stock were repaid at a discount in June, 1999. The extraordinary gain from the discount on repayment of subordinated debt, net of income taxes of $0.4 million, totaled $0.7 million. The discount on redemption of the preferred stock was $1.2 million.

     Funds from Operations. For the nine month period ended Septembe 30, 1999, funds from operations were $2.47 million. The following is a reconciliation of net income to funds from operations. (data in thousands):

 Net income available for common                           $  3,221.4
 Add depreciation of real estate owned                          950.6
 Add long term capital loss                                      29.5
 Add permanent deferred tax benefit                             155.0
 Less extraordinary gain                                       (722.0)
 Less discount on redemption of preferred stock              (1,163.7)
                                                           ----------
 Funds from operations available to common shares          $  2,470.8
                                                           ==========
 Weighted average common shares outstanding--
          Basic                                               2,183.1
          Diluted                                             2,254.3

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

LIQUIDITY AND CAPITAL RESOURCES

     Financial Structure. Before the spinoff, none of Merry Land & Investment Company's debt was attributed to the predecessor. At September 30, 1999, total debt equaled 89% of total capitalization at cost and 87% of total capitalization with equity valued at market (2,601,300 shares outstanding at the September 30, 1999 times the closing price of $5.50 per share). At that date, the Company's financial structure was as follows (dollars in thousands):

                                                     Equity at
                                            % of        Market   % of
                                   Book    Total         Value  Total
                                   ----    -----     ---------  -----
Line of Credit                 $  1,500       1%      $  1,500     1%
Mortgage loans                   91,883      88%        91,883    86%
                               --------     ---       --------   ---
Total debt                       93,383      89%        93,383    87%
Common stock                     11,748      11%        14,307    13%
                               --------     ---       --------   ---
Total capitalization           $105,131     100%      $107,690   100%
                               ========     ===       ========   ===

     Liquidity. The Company expects to meet its short-term liquidity requirements with its working capital, cash provided by operating activities, construction loans, and a line of credit which it has established with a commercial bank. The Company's primary short-term liquidity needs are operating expenses, capital improvements, the proposed development of the Merritt at James Island community, the condominium conversion of the Calhoun Street apartments, and the Waters Edge land development.

     The Company expects to meet its long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, and the issuance and sale of debt and equity securities in public and private markets. The Company's long-term liquidity needs include the maturity of mortgage debt and financing acquisitions and development. The Company has filed a Form S-11 Registration Statement with the SEC with respect to a proposed distribution of rights to its existing shareholders. These rights entitle its stockholders to purchase from the Company up to $8.7 million of Convertible Trust Preferred Securities which will pay dividends and will be convertible into Merry Land's common shares. The Company hopes to complete the securities offering during the first quarter of 2000. The proceeds from the offering will be used to repay the outstanding balance under the line of credit and for general corporate purposes, including capital improvements to our existing properties, the acquisition of additional apartment communities, and the development and construction of new apartment communities.

     Cash Flows. Cash and cash equivalents totaled $3.3 million on September 30, 1999, a decrease of $0.7 million from December 31, 1998. The $3.3 million net cash provided from operating activities was offset primarily by $2.2 million used to acquire the partnership interests in the six apartment communities owned by Equity Residential Properties Trust, $0.8 million to acquire the Calhoun Street apartments and $1.1 million for repairs, replacements and improvements on the residential communities. In addition, $0.8 million received from the repayment of mortgage notes receivable was offset by the $0.7 million lent to the Employee Stock Ownership Plan.

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

PART I

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During the nine months ended September 30, 1999, the Company reduced its outstanding variable rate debt. In June, 1999, the Company closed on $41.2 million of ten-year, fixed rate mortgage financing. The proceeds of the financing were used to repay the Company's obligations under the senior debt, subordinated debt and preferred stock. The senior debt had a principal balance of $18.3 million, a maturity date of October 1999 and a variable interest rate of LIBOR plus 250 basis points. At September 30, 1999, the Company's only remaining variable rate debt consisted of a $2.0 million line of credit. At that date, there was an outstanding balance of $1.5 million under the line with a variable interest rate of LIBOR plus 125 basis points. The line of credit matures in June, 2001.

MERRY LAND PROPERTIES, INC.
PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     None

ITEM 2.  Changes in Securities and Use of Proceeds

     None

ITEM 3.  Defaults Upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K
   a. Exhibits:
      --------
    (3.i.) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K filed March 31, 1999, file number 000-29778).

    (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the Company's Annual Report on Form 10-K filed March 31,
           1999, file number 000-29778).

      (4) Instruments Defining the Rights of Security Holders, including indentures.
         (4.1) The following instruments each dated August 23, 1999 define the rights of holders of indebtedness of the Company's subsidiaries:
            (a) Deed to Secure Debt and Security Agreement for ML
                Hammocks at Long Point, L.L.C. (incorporated herein by reference to Exhibit 4.8(a) to the Company's Registration Statement on Form S-11 filed October
                21, 1999, file number 333-89469).
            (b) Promissory Note for ML Hammocks at Long Point, L.L.C.
                (incorporated herein by reference to Exhibit 4.8(b) to the Company's Registration Statement on Form S-11 filed October 21, 1999, file number 333-89469).

           The Company has additional long-term debt that does not exceed ten (10%) percent of the total assets of Merry Land and its subsidiaries on a consolidated basis. Merry Land agrees to furnish a copy of any such instrument to the Commission upon request.

      (27) Financial Data Schedules

   b. Reports on Form 8-K:
      -------------------

      The registrant filed reports on Form 8-K during the third quarter of 1999 as follows with respect to the following matters.



                                                             Date    Financial
Form  Items                                                 Filed   Statements
----  -----                                                 -----   ----------

8-K   2 & 7 (Acquisition or Disposition of Assets &         August       No
      Financial Statements and Exhibits)                   26, 1999

8-K/A 7 (Financial Statements, Pro Forma Financial         September     Yes
      Information and Exhibits)                            13, 1999

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

November 12, 1999