Form 10-K
period 1999-12-31
MERRY LAND PROPERTIES INC
filed 2000-03-30
CIK 1069546

Washington, D.C. 20549
                             _________________

                                 FORM 10-K
                              ______________

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                         For the fiscal year ended

                             DECEMBER 31, 1999

                     Commission file number: 000-29778
                             ________________

                        MERRY LAND PROPERTIES, INC.
                               P.O. Box 1417
                          Augusta, Georgia 30903
                               706-722-6756
State  of Incorporation: Georgia I.R.S. Employer Identification Number: 58-
2412761

Securities  registered  pursuant  to Section 12(b) of the Act: Name of Each
Exchange
         TITLE OF EACH CLASS                 ON WHICH REGISTERED
                None                                 None

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $1 stated value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to
such filing requirements for the past ninety days:  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting and nonvoting common equity held by non affiliates of the registrant on March 6, 2000: Common Stock, $1 stated value-$8,885,700 (all shares other than those owned or controlled by officers, directors, and 5% stockholders).

The number of shares of common stock outstanding as of March 6, 2000 was 2,646,966.

Documents incorporated by reference: The 2000 definitive proxy statement mailed to stockholders for the annual meeting scheduled for April 20, 2000, is incorporated by reference into Part III of this form 10-K.

TABLE OF CONTENTS

                                                                       PAGE

PART I

Item 1 Business                                                           3

Item 2 Properties                                                         6

Item 3 Legal Proceedings                                                  9

Item 4 Submission of Matters to a Vote of Security Holders                9


PART II

Item 5 Market  for  the Registrant's Common Stock and Related Stockholders'
Matters                                                                  10

Item 6 Selected Financial Data                                           11

Item 7 Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    13

Item 8 Financial Statements and Supplementary Data                       23

Item 9 Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                     35


PART III

Item 10 Directors and Executive Officers of the Registrant               36

Item 11 Executive Compensation                                           36

Item 12 Security Ownership of Certain Beneficial Owners and Management   36

Item 13 Certain Relationships and Related Transactions                   36


PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K 37

Part I

Item 1--Business

                                THE COMPANY

     MERRY LAND PROPERTIES, INC. Merry Land owns, operates and develops real estate, primarily in the apartment industry. At December 31, 1999, our assets totaled $107.4 million and included eleven apartment communities located in Savannah and Augusta, Georgia, and Charleston, South Carolina, approximately 4,000 acres of clay land which produce mining royalties, a number of small commercial properties, and other tracts of land suitable for sale or development. We also provide third party property management and development consulting services to others.

     OBJECTIVE. Our objective is to build stockholder value through active involvement in the apartment business and other commercial real estate activities. This includes the investment, development, rehabilitation and management of properties for ourselves and for others. We operate in the Southeastern United States, with emphasis on the coastal areas in that region where we and our predecessor, Merry Land & Investment Company, Inc., "Old Merry Land", have been active for over eighteen years. We believe these areas will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. This in turn should lead to higher job growth and stronger housing demand, creating exceptional opportunities for well conceived and well managed real estate projects.

     BUSINESS PLAN. To achieve our objectives, Merry Land seeks to maximize both the cash flow and value of its apartment communities by effective property management, and to create additional cash flow and value by developing or buying apartment communities. While Merry Land will conduct the bulk of its activity in the apartment industry, we also are involved in other areas of real estate, including commercial property ownership and management, condominium conversion, and residential lot development and sales.

     ORGANIZATION. Merry Land maintains a centralized organization with headquarters in Augusta and satellite offices in Savannah and Atlanta, which support its property management and development activities.

     Most of Merry Land's employees are veterans of Old Merry Land. The Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer all held the same positions at the old company. They and other key employees bring to the new Merry Land many years of experience in the apartment business, giving the company a high level of competence in the apartment industry and related fields.

     Each apartment community functions as an individual business unit according to well developed policies and procedures. Each is operated by an on site property manager and staff whom we extensively train in sales, management, accounting, maintenance and other disciplines. Corporate level specialists in the fields of training, marketing, maintenance and information technology serve the communities. Operating data is exchanged using a corporate intranet linking all communities to the home office and to each other.

     PROPERTY MANAGEMENT. We believe that property management is of critical importance to long-term success in the apartment business. The emphasis of the property management staff is on what we call "First Class Service", a customer-focused, marketing oriented form of management. Our objective is to produce consistently high levels of customer service and high levels of financial performance at every Merry Land location. This is achieved through an extensive program of recruiting and training and a continual emphasis on professional development and performance based compensation programs.

     Merry Land also provides apartment management and development services to other owners of apartment communities. We intend to expand these services to other property owners or developers as opportunities arise.

     A significant portion of the compensation of apartment on site personnel is tied to achievement of each apartment community's annual budget for revenue and expenses. All employees have the opportunity to become stockholders through an Employee Stock Ownership Plan. Corporate level employees participate in a restricted stock grant plan, further aligning their interests with those of our stockholders. At December 31, 1999, Merry Land had a total of 96 employees; 77 worked at apartment communities, and 19 were employed at the corporate offices.

      Merry Land is a Georgia corporation formed September 3, 1998. Our principal office is at 624 Ellis Street, Augusta, Georgia 30901 and our telephone number is (706) 722-6756.

     HISTORY. On October 15, 1998, the shares of Merry Land Properties, Inc., a newly created subsidiary of Old Merry Land, were spun out as a dividend to Old Merry Land's stockholders in conjunction with that company's merger into Equity Residential Properties Trust, "Equity Residential". Old Merry Land was one of the nation's leading apartment companies, which owned and operated 135 communities with 35,000 apartment units acquired or developed throughout the Southeast and Texas. Old Merry Land's common shares, with a market value in excess of a billion dollars, were listed on the New York Stock Exchange. Our predecessor company's training, maintenance, accounting and other operating systems were among the most progressive in the industry.

     ACCOUNTING PREDECESSOR. While Merry Land has operated only since October 15, 1998; we are required to present financial statements for the years 1999, 1998 and 1997. Accordingly, only the Consolidated Balance Sheets for December 31, 1998 and later periods and the 1999 Consolidated Statement of Income are actual financial statements prepared for a real company. All other statements are those of an "accounting predecessor" which have been constructed in accordance with the rules of the Securities and Exchange Commission applicable for subsidiaries, which have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company.

     Management has estimated common and corporate level expenses, which would have been incurred on behalf of the accounting predecessor by Old Merry Land and has allocated such expenses based on their best estimate of the time and effort that would have been expended. Property management costs have been estimated and allocated on a per unit basis. The assets contributed to Merry Land by Old Merry Land were not encumbered by mortgage debt at any time prior to the spin off and the financial statements for the accounting predecessor for periods prior to the spin off do not include any debt or related interest expense.

     Old Merry Land was qualified to be taxed as a real estate investment trust and was not subject to federal income taxation on distributed income. Accordingly, no provision for income tax is included in the accompanying financial statements for periods prior to the spin off.

     Amounts shown for periods and dates prior to the spin off assume lower levels of general and administrative expenses than have actually been incurred after the spin off and exclude any debt, interest expense or income taxes. Accordingly, comparisons of periods subsequent to the spin off with periods prior to the spin off may be difficult and misleading.


PART I
Item 2--Properties

     APARTMENTS. Merry Land owns eleven apartment communities containing 2,301 units in Savannah and Augusta, Georgia and Charleston, South Carolina. They are "garden apartments", in wood frame two and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. The apartments are 32% one bedroom units, 59% two bedroom units and 9% three bedroom units. The units average 949 square feet in area, 13 years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, clubrooms, exercise facilities and hot tubs.

     The following tables set forth certain information regarding the communities and the mortgage debt (dollars in thousands, except average cost and rent per unit):


                                                        Average   Average
                                 Date                    Cost     Unit Size    Debt
Name                   Location  Built  Units  Cost(1)  Per Unit  (Sq.Ft.)    Balance
----                   --------  -----  -----  ------   --------  -------     -------
Woodcrest              Augusta   1982   248    $6,000   $24,195     875       $ 6,342
Total/Average Augusta            1982   248     6,000    24,195     875         6,342

Greentree             Savannah   1983   194     7,578    39,061     852        6,699
Hammocks at Long
Point (2)             Savannah   1997   308    20,715    67,255   1,049       18,753
Huntington (2)        Savannah   1986   147     5,747    39,092     812        5,075
Magnolia Villas (2)   Savannah   1986   144     5,002    34,736   1,119        4,731
Marsh Cove            Savannah   1983   188     8,263    43,954   1,053        8,136
West Wind             Savannah   1985   192     7,448    38,792   1,124        9,173
                                 ---- -----    ------    ------   -----       ------
Total/Average Savannah           1988 1,173    54,753    46,677   1,009       52,567

Quarterdeck          Charleston  1986   230     9,855    42,848     810        9,935
Summit Place (2)     Charleston  1985   226     6,957    30,782     892        7,066
Waters Edge          Charleston  1985   200     8,326    41,629     911        7,177
Windsor Place (2)    Charleston  1985   224     9,725    43,417     953        8,624
                                 ----   ---    ------    ------     ---
Total Average Charleston         1985   880    34,863    39,617     890       32,802

Total/Average                    1986 2,301   $95,616   $41,554     949      $91,711
                                 ==== =====   =======   =======     ===      =======

(1) Represents to total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Acquired on August 24, 1999 from Equity Residential Properties Trust Limited
    Liability Companies.



                                                Average Rent
                       Occupancy Rate (1)        Per Unit (2)
                       ------------------     ------------------
                       1999   1998   1997     1999   1998   1997
                       ----   ----   ----     ----   ----   ----
Greentree               97%    94%    92%     $618   $600   $594
Hammocks at Lg. Pt      96     92     77       842    816    776
Huntington              95     96     94       644    496    616
Marsh Cove              97     98     90       698    677    658
Magnolia Villa          95     93     94       648    545    621
Quarterdeck            100    100     99       684    634    616
Summit Place            97     97     93       534    620    480
Waters Edge             98     97     97       623    574    570
West Wind               96     98     96       726    708    684
Windsor Place           97     99     98       608    600    551
Woodcrest               96     88     78       516    677    525
                        --     --     --       ---    ---    ---
Average                 97%    95%    91%     $654   $631   $611
                        ==     ==     ==      ====   ====   ====

(1) Average physical occupancy at each month end for each period ended.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units.


     RESIDENTS. Residents at Merry Land's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white collar workers, medical personnel, teachers, members of the military, single parents, single adults and young families. These residents are generally "renters by choice" - who have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. We believe that demand for our apartments is primarily dependent on the general economic strength of each market's economy and level of job creation and household formation, and to a lesser extent on prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of six to twelve months. About two-thirds of the units turn over each year, a rate we believe is typical for higher end apartment communities.

     MARKETS. Ten of Merry Land's eleven apartment communities are located in the southern coastal cities of Savannah, Georgia and Charleston, South Carolina. We believe that these cities will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. Physical occupancy at our communities has been high over the last five years, averaging 90% or more in each of those years. This strong demand has produced a 3.0% average annual increase in rental rates at the apartment communities during this period.

     OTHER PROPERTIES. Merry Land owns four land parcels containing a total of 84 acres with a book value of $3.8 million, which are zoned to allow the development of approximately 750 apartment units. We intend to commence construction in March 2000 of Merritt at James Island, a 230 unit luxury apartment community, on a 22 acre parcel that is adjacent to our Quarterdeck apartment community in Charleston. The anticipated cost of development of $17 million is expected to be financed primarily through mortgage financing. We are considering the development of another community on the 19 acre tract adjacent to our Hammocks at Long Point apartment community in Savannah.

     RESIDENTIAL LOTS. The Waters Edge residential lots are on a 35 acre site adjacent to our Waters Edge community, which lies along the Ashley River in the Summerville area of Charleston. We are in the process of obtaining zoning and regulatory approvals for the development and marketing of this tract for up to nine single family lots.

     CALHOUN STREET FOR-SALE CONDOMINIUM PROPERTY. In May 1999 the company acquired an historic house in downtown Charleston which contained ten apartment units and which we are renovating the building into seven condominium units for sale to the public. The projects cost is approximately $1.5 million and will be financed by cash on hand, cash flow or our line of credit.

     COMMERCIAL PROPERTIES. Merry Land owns five commercial properties in the Augusta area, primarily small office buildings, including our headquarters building. Three buildings are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. In contemplation of the likely disposal of these assets, we wrote down the carrying cost of several of these properties to their estimated value as determined in the company's formation and startup in late 1998. This produced a pretax charge of $1.7 million in 1998. These properties, aggregating approximately 170,000 square feet, have a net book value of $2.3 million.

     COMMERCIAL SITES. Merry Land owns six commercial land sites in Augusta, Jacksonville, Miami, Savannah and Nashville containing 46 acres with a book value of $2.6 million. We intend to either sell or develop these properties.

     LAND. Merry Land owns approximately 4,800 acres of unimproved land in Georgia and South Carolina with a book value of $1.3 million. Since 1980, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,522 acres of this land. Merry Land also leases 100 acres to another company for the mining of sand and gravel and leases other tracts for agriculture and grows timber on much of the remaining land. Approximately 3,000 acres of this land is the "Brickyard Tract" in Augusta, Richmond County, Georgia which consists of mined-out ponds, wetlands and flood plains where traditional development is severely restricted or prohibited. We are investigating alternative uses for this tract, such as wetland mitigation banking, which could eventually produce significant income.


PART I

Item 3--Legal Proceedings

     None

Item 4--Submission of Matters to a Vote of Security Holders

     None


PART II

Item 5--Market for the Registrant's Common Stock and Related Stockholders'
Matters

COMMON STOCK

     Merry Land's shares began trading on the NASDAQ SmallCap Market under the symbol "MRYP" on October 16, 1998. Shown in the table below are high and low sales prices of the company's common shares:

                                          HIGH     LOW   DIVIDENDS
                                         -----    -----  ---------
                                                    C>
1999 4th Quarter                         $6.38    $5.00    $0.00
     3rd Quarter                         $5.63    $4.88    $0.00
     2nd Quarter                         $6.50    $4.75    $0.00
     1st Quarter                         $7.00    $3.50    $0.00

1998 Period 10/16/98 through 12/31/98   $6.00     $3.44    $0.00


     On December 31, 1999, the closing sales price for Merry Land's common stock was $5.25 per share and there were approximately 1,959 record holders of the common stock. In addition, we estimate that additional 6,000 stockholders hold their shares in "street name".


PART II
Item 6--Selected Financial Data
                          SELECTED FINANCIAL DATA
     The following selected financial data with respect to the company's statements of income for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 and with respect to the company's balance sheets as of December 31, 1999, 1998, 1997, and 1996 have been derived from the company's financial statements for such years which have been audited by Arthur Andersen LLP. The following summary of financial data with respect to the company's balance sheet as of December 31, 1995 have been derived from the company's unaudited financial statements for such year. Merry Land has operated only since October 15, 1998. Accordingly, financial data for prior periods are for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.(In thousands except per share amounts and apartment units.)

                           1999       1998       1997       1996      1995
                           ----       ----       ----       ----      ----
OPERATING DATA
Income from operations:
 Rental income            $12,064    $8,121     $7,774     $7,523    $7,260
 Royalty income             1,359     1,693      1,401        369       436
 Management fees              598       149          -          -         -
 Development fees           1,587       515          -          -         -
 Rental expense,
  property taxes and
  insurance                 4,542     3,449      3,022      2,912     2,849
 Depreciation of
  real estate owned         1,504     1,291      1,284      1,213     1,191
                            -----     -----      -----      -----     -----
                            9,562     5,738      4,869      3,767     3,656
Other income:
  Discount on receivable
   redemption                 (30)        -          -          -         -
  Interest income             232       137         84         70        72
                              ---       ---         --         --        --
                              202       137         84         70        72
Expenses:
  Interest expense          4,633       694          -          -         -
  Amortization &
   depreciation-other         376       265        224        145        84
  General &
   administrative           2,715       655        120        108        90
  Impairment Charge             -     1,666          -          -         -
                            -----     -----        ---        ---       ---
                            7,724     3,280        344        253       174
Income before taxes and
 extraordinary item         2,040     2,595      4,609      3,584     3,554
Income tax (expense)
 benefit                     (629)      462          -          -         -
                            ------    -----      -----      -----     -----
Income before
 extraordinary item         1,411     3,057      4,609      3,584     3,554
Extraordinary gain-
 discount on repayment of
 debt, net of taxes           722         -          -          -         -
                            -----     -----      -----      -----     -----
Net income                  2,133     3,057      4,609      3,584     3,554
Discount on redemption of
 preferred stock            1,164         -          -          -         -
                            -----     -----      -----      -----     -----
Net income-common          $3,297    $3,057     $4,609     $3,584    $3,554
                           ======    ======     ======     ======    ======

Weighted average common
 shares-basic               2,191     2,113      1,923      1,796     1,668
Weighted average common
 shares-diluted             2,264     2,129      1,946      1,834     1,704
Earnings per common
 share-basic                $1.50     $1.45      $2.40      $2.00     $2.13
Earnings per common
 share-diluted              $1.46     $1.44      $2.37      $1.95     $2.09
Common dividends paid       $   -     $   -      $   -      $   -     $   -

BALANCE SHEET DATA
Real estate and other
 fixed assets            $ 95,516   $40,982    $42,596    $41,558   $42,508
Cash and short
 term investments           3,067     3,995          -          -         -
Other assets                8,824     9,766      1,412        726       751
                          -------    ------     ------     ------    ------
Total assets             $107,407   $54,743    $44,008    $42,284   $43,259
                         ========   =======    =======    =======   =======

Debt                     $ 93,211   $38,317    $     -    $     -   $     -
Other liabilities           2,535     2,209        629        337       394
Preferred stock                 -     5,000          -          -         -
Investment by Merry
 Land & Investment
 Company, Inc.                  -         -      43,379    41,947    42,865
Common stock
 and retained earnings     11,661     9,217           -         -         -
                          -------    ------      ------    ------    ------
Total liabilities and
 stockholders'equity     $107,407   $54,743     $44,008    $42,284  $43,259
                         ========   =======     =======    =======  =======

OTHER DATA
 Apartment units owned      2,301     1,004       1,004      1,004    1,004
 Apartment units managed    2,357     2,712           -          -        -



PART II

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT EVENTS

     In the fourth quarter 1999, Merry Land Properties, Inc. filed a registration statement with the SEC describing a proposed distribution of rights to our existing stockholders which entitle our stockholders to purchase Convertible Trust Preferred Securities of Merry Land Capital Trust, a Delaware business trust owned by Merry Land. These securities will accrue distributions to their holders and will be convertible into Merry Land's common stock. The company hopes to complete the securities offering during 2000.


OVERVIEW

     In 1999, our income came primarily from three sources - apartment rents (net of rental and interest expense), $2.9 million; mineral royalties, $1.4 million; and property and development management fees, $2.2 million. Since we have largely completed Old Merry Land's development pipeline for Equity Residential Properties Trust in 1999, development and management fees will drop sharply in 2000. In addition, one of our clay royalty agreements has expired, and this year's mineral royalties will total only about half of last year's amounts. Nevertheless, we do not anticipate a dramatic falloff in total operating income since we have been able to replace these sources of income in large part with rental income from six apartment communities we acquired during the year.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    ACCOUNTING PREDECESSOR. While Merry Land has operated only since October 15, 1998, we are required to present financial statements for the years 1999, 1998 and 1997. Accordingly, only the Consolidated Balance Sheets for December 31, 1999 and December 31, 1998 and the Consolidated Statement of Income for the period ended December 31, 1999 are financial statements prepared for a real company. All other Consolidated Balance Sheets and Consolidated Statements of Income are for an "accounting predecessor" which have been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

     RENTAL OPERATIONS-ALL APARTMENTS. At December 31, 1999, Merry Land owned eleven apartment communities, five of which were owned for all of 1999 and six of which were bought in August 1999. Prior to the October 1998 spin off, Old Merry Land owned all eleven of these communities. The following table describes the operating performance of all eleven communities following the purchase of the six communities in August 1999 and the original five communities for periods prior to that. (dollars in thousands, except average monthly rent):

                                                                Twelve Months
                               %       Change From       -------------------------------
                            Change     1998 To 1999        1999       1998        1997
                            ------     ------------        ----       ----        ----
Rental income                51.0%        $3,893.6      $11,532.3    7,638.7    $7,355.3

Operating expenses           37.1          1,123.9        4,149.2    3,025.3     2,749.0
Depreciation and
 amortization                28.3            332.0        1,503.4    1,171.4     1,176.0
                             ----          -------        -------    -------     -------
Total expenses               34.7          1,455.9        5,652.6    4,196.7     3,925.0

Operating income             70.8%        $2,437.7       $5,879.7   $3,442.0    $3,430.3

Average occupancy (1)           -              0.2%          97.5%      97.3%       96.6%
Average monthly rent (2)      2.5%             $16           $654       $638       $624
Expense ratio (3)               -            (3.6)%          36.0%      39.6%       37.4%

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.
(3) Represents total operating expenses divided by rental revenues.


     The purchase of six apartment communities in the third quarter of 1999, which increased the weighted average number of apartment units owned to 1,480 in 1999 from 1,004 in 1998, accounted for most of the 51.0% increase in apartment income and the 34.7% increase in expenses in 1999. These six communities contributed $3.5 million in rental income, which was offset by $1.3 million in operating expenses and $400 thousand in depreciation, netting $1.8 million of operating income during 1999.

     The 2.5% increase in portfolio average rental rates in 1999 from 1998 resulted from 5.0% higher rents at the company's continuing properties, but was offset somewhat by the lower rents charged at the communities the company acquired, whose monthly rents averaged $642 at December 31, 1999 versus the continuing portfolio average of $670.

     In 1998 rental income increased $283 thousand, or 3.9%, for the five apartment communities owned during that year because of 2.2% higher rents and 0.7% higher occupancy over 1997. Expenses rose $272 thousand, or 6.9%, due primarily to increases in operating, maintenance and grounds, taxes and insurance expenses.

     RENTAL OPERATIONS-SAME STORE APARTMENTS. The following table compares the performance of the 1,004 units which the company held for all of 1999 ("same store" results) to their performance in 1998 for months which they were owned by both Merry Land and Old Merry Land (dollars in thousands, except average monthly rent; see footnotes above):

                                                            Twelve Months
                              %        Change From       -------------------
                            Change     1998 To 1999        1999       1998
                            ------     ------------        ----       ----
Rental income                 4.6%        $ 349.6        $7,988.3   $7,638.7

Personnel                       -            (0.4)        1,022.0    1,022.4
Utilities                    (5.5)          (15.4)          262.5      277.9
Operating                    (8.8)          (24.2)          251.3      275.5
Maintenance and grounds     (26.2)         (186.4)          525.4      711.8
Taxes and insurance           5.7            42.3           780.0      737.7
Depreciation and
 amortization                (5.3)          (62.0)        1,109.4    1,171.4
                             -----          ------        -------    -------
Total expenses               (5.9)         (246.1)        3,950.6    4,196.7

Operating income             17.3%        $ 595.7        $4,037.7   $3,442.0
Average occupancy (1)           -             0.4%           97.7%      97.3%
Average monthly rent (2)      5.0%            $32            $670       $638
Expense ratio (3)               -           (4.0)%           35.6%      39.6%


     For the year ended December 31, 1999, rental income increased $350 thousand, or 4.6%, for the five apartment communities because of 5.0% higher rents over the same period in 1998. In the aggregate, the Charleston and Savannah rental markets were strong in both 1999 and 1998 as demand for apartments exceeded additions to supply. Charleston rents increased to $656, or 8.3%; and Savannah rents increased to $680, or 2.9%, during this period. The Charleston apartment market will see significant additions to supply in 2000, which may adversely affect occupancy and rent rates in that city. We believe that physical occupancy should remain satisfactory despite these deliveries of new units if general economic activity, job growth and household formation remain strong.

     Total operating expenses excluding depreciation for the year were down $184 thousand, or 9.1%. On site expenses, including personnel, operating, utilities, and maintenance expenses were down $226 thousand as a result of aggressive expense control. Taxes and insurance increased $42 thousand because of increases in assessed values, millage rates and higher insurance premiums.

     RENTAL OPERATIONS-COMMERCIAL. Gross rental income for commercial properties decreased from 1998 by $192 thousand, or 46.7%, primarily as a result of reduced occupancy following our merger in 1998. The company owns six commercial properties in the Augusta area containing a total of 169,915 square feet, including the office building where the company's headquarters are located. Three buildings containing approximately 75,000 square feet are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. Consequently, occupancy for all six commercial properties was less than 50% at December 3

     In 1998 gross rental income rose by $74 thousand, or 21.8%, for commercial properties because of increased occupancy. Total expenses were up $26 thousand, or 4.8%, in 1998 primarily due to higher utilities and maintenance expenses resulting from higher occupancy.

     LAND. The company owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases. Land income decreased to $1.5 million in 1999 from $1.7 million in 1998. The expiration of one of the royalty agreements caused a $400 thousand decrease in clay royalty income. This was partially offset by the $200 thousand increase in timber sales.

     MORTGAGE INTEREST INCOME. Interest income from mortgage notes receivable totaled $52 thousand in 1999, down from $106 thousand and $84 thousand in 1998 and 1997, respectively. This decrease resulted from the repayment of outstanding obligations in 1999.

     PROPERTY MANAGEMENT AND DEVELOPMENT FEES. Management fee income increased 300% to $598 thousand in 1999 from $149 thousand in 1998. Development fee income increased 220% to $1.6 million from $500 thousand. These increases are the result of the company receiving no development and management fees prior to its being spun off in October 1998.

     With the exception of a $100 thousand development fee in 1999 from Godley Station, a third party development contract in Savannah, these fees were earned under agreements with Equity Residential under which the company provided property management and development consulting services for twelve Equity Residential apartment communities that had been owned by Old Merry Land. Six of these were stabilized communities whose outstanding ownership interests were acquired by Merry Land in 1999. The remaining six communities were either under lease up or development and are currently owned by Equity Residential. At December 31, 1999, the property management assignments with Equity Residential had been completed, while approximately $900 thousand remains to be earned under the development agreement. The company intends to seek other third party property management and development consulting business, but we expect fee income to decline substantially in coming quarters.

     INTEREST EXPENSE. The assets contributed to the company by Old Merry Land were not encumbered by mortgage debt at any time prior to the spin off in 1998. Therefore, the financial statements for the accounting predecessor to Merry Land for periods prior to the spin off assume that there was no debt or related interest expense.

     In October 1998 and in connection with the spin off, the company received its assets subject to $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock. Interest expense related to these obligations totaled $695 thousand in 1998; all accrued after the spin off and included $81 thousand of dividends accrued on the company's preferred stock. During this period, the average rate on the senior debt was 7.8% and the rate on the subordinated debt and preferred stock was 8.0%. These obligations were repaid in June 1999. Interest expense related to these obligations totaled $1.6 million for the twelve months ended December 31, 1999 and included $193 thousand of dividends accrued on the company's preferred stock.

     Interest expense related to the $41.2 million mortgage loans closed in June, 1999, and the $50.7 million mortgage loans closed in August, 1999, totaled $1.7 million and $1.5 million, respectively. Interest on the company's line of credit totaled $50 thousand. Interest capitalized related to development in progress was $179 thousand in 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2.7 million in 1999 and $516 thousand for the period October 15, 1998 to December 31, 1998. For periods prior to the spin off, management has estimated common and corporate level expenses which might have been incurred on behalf of the accounting predecessor to Merry Land by Old Merry Land in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. Management has allocated such expenses based on their best estimate under these guidelines of time and effort that would have been expended for the benefit of the accounting predecessor.

     IMPAIRMENT CHARGE. In conjunction with the likely disposition of several of our commercial properties, the company wrote down the carrying cost of several of these assets to their estimated value as determined in the company's formation and startup. This produced a pretax charge in 1998 of $1.7 million.

     INCOME BEFORE TAXES AND EXTRAORDINARY ITEM. Income before taxes and extraordinary item decreased to $2.0 million in 1999 from $2.6 million in 1998 and $4.6 million in 1997. As discussed in Note 1 to the financial statements, general and administrative expenses estimated in the statements were considerably less prior to the spin off than after the spin off and there was no interest expense incurred prior to the spin off.

     The decrease in income before taxes and extraordinary item in 1999 from 1998 was primarily related to the higher general and administrative expense of $2.1 million and higher interest expense of $3.9 million, partially offset by higher net rental income primarily from an increase in the number of apartments owned and by higher development and management fees from the agreements with Equity Residential.

     The decrease in income before taxes in 1998 from 1997 related to the higher general and administrative expense of $491 thousand, higher interest expense of $695 thousand, and the $1.7 million impairment charge. These 1998 increases in expenses were partially offset by increases in mineral royalties and fee income from third party property management and development consulting.

     INCOME TAXES. As a REIT, the accounting predecessor to Merry Land was not subject to income taxes. The income tax expense for the twelve month period ended December 31, 1999 was $1.0 million, which included a $442 thousand net income tax provision on the discount on repayment of the subordinated debt. The expense consisted of $748 thousand in current income tax benefit and $1.7 million in deferred income tax expense.

      A net income tax benefit in 1998 related to the period from October 15, 1998 to December 31, 1998 totaled $463 thousand, and consisted of $124 thousand in current income tax expense and $587 thousand in deferred income tax benefit. The deferred income tax benefit arose primarily from the book and tax timing differences.

     DISCOUNT ON REPAYMENT OF DEBT AND ON REDEMPTION OF PREFERRED STOCK. In June 1999 we closed $41.2 million in mortgage financing and the proceeds were used to repay the senior debt, subordinated debt and preferred stock that were issued in connection with the merger and spin off. There was an extraordinary gain from the discount on the repayment of subordinated debt of $722 thousand, net of income taxes of $442 thousand. The discount on redemption of the preferred stock was $1.2 million.

     FUNDS FROM OPERATIONS. Funds from operations were $3.2 million for the twelve month period ended December 31, 1999 and were $680 thousand from October 15, 1998 to December 31, 1998, the period in 1998 that the company operated as an independent public entity. The following is a reconciliation of net income to funds from operations. (data in thousands):

                                                    January 1, 1999         Oct 15, 1998
                                                          to                     to
                                                   December 31, 1999        Dec 31, 1998
                                                   -----------------        ------------
 Net income (loss) available for common                 $3,296.9               $(648.6)
 Add depreciation of operating real estate owned         1,504.1                 248.6
 Add discount on receivable redemption                      29.5                     -
 Add impairment charge                                         -               1,666.5
 Add tax benefit (expense) resulting from permanent
  difference in book and tax basis                         251.6                (586.4)
 Less extraordinary gain                                  (722.0)                    -
 Less discount on redemption of preferred stock         (1,163.7)                    -
                                                         --------               -------
 Funds from operations available to common shares        $3,196.4              $ 680.1
                                                         ========              =======
 Weighted average common shares outstanding--
          Basic                                           2,191.5              2,181.1
          Diluted                                         2,263.8              2,191.6


     The company believes that funds from operations are an important measure of its operating performance. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income, or as an indicator of the company's operating performance, or as a measure of the company's liquidity. The company defines funds from operations as net income computed in accordance with GAAP, excluding all non-recurring items and net realized gains (losses), plus depreciation of operating real estate.

     PROJECTS UNDER DEVELOPMENT. The company owns a 22 acre tract adjacent to its Quarterdeck Apartments in Charleston on which it expects to begin construction in March 2000 of Merritt at James Island, a 230 unit apartment community. The $17.0 million projected cost is expected to be funded with non-recourse financing. The first units are expected to be available for rental in fall 2000.

      In 1999 the company acquired a historic building in downtown Charleston which we are currently renovating into seven condominium units for sale to the public. The building cost $825 thousand and the total estimated costs of renovation are $700 thousand. We expect to realize income from the sale of the condominiums in 2000.

    We are pursuing the development of a 35 acre tract adjacent to our Waters Edge community that lies along the Ashley River in the Summerville area of Charleston for up to nine single family lots. We are in the process of obtaining zoning and regulatory approvals and if successful, we will spend approximately $700 thousand on road and infrastructure and then begin marketing the lots for sale.

    We are evaluating the feasibility of establishing a wetland mitigation bank on a portion of the Merry tract located in Augusta. If successful in establishing the bank, we would be accorded credits for preserving, creating or enhancing wetlands and these credits could be sold to others who have destroyed wetlands elsewhere. While we believe our prospects for establishing a bank are good, there seems to be a limited demand for credits in our local service area. Demand may limit the feasibility of this venture.


LIQUIDITY AND CAPITAL RESOURCES


FINANCIAL STRUCTURE

     At December 31, 1999, total debt equaled 89% of total capitalization at cost and 87% of total capitalization with equity valued at market (2,601,300 shares outstanding at the December 31, 1999 closing price of $5.25 per share). At December 31, 1999, the company's financial structure was as follows (dollars in thousands):

                                                     Equity at
                          Book      % of Total    Market value   % of Total
                        --------    ----------    ------------   ----------
Line of Credit          $  1,500           2%      $  1,500            1%
Mortgage loans            91,711          87         91,711           86
                          ------          --         ------           --
Total debt                93,211          89         93,211           87
Common stock              11,661          11         13,657           13
                          ------          --         ------           --
Total capitalization    $104,872         100%      $106,868          100%
                        ========         ===       ========          ===


     Eleven separate wholly owned limited liability companies own our eleven apartment communities. The existing mortgage financing restricts any of the limitedliability companies from making loans to the company and distributions from each limited liability company may be restricted because of loan requirements to maintain adequate capitalization. Each limited liability company is a separate legal entity and its assets are not available to pay the debts of the company and its liabilities do not constitute obligations of the company.

     In June 1999, the company closed $41.2 million in mortgage financing with five non-recourse loans secured by five apartment communities in Charleston and Savannah. The proceeds were used to repay the senior debt, subordinated debt and preferred stock that were issued in connection with the merger and spin off. The five loans have 10 year terms, bearing interest at 7.73% and are secured by five of the company's apartment communities. In addition, the company obtained at the time of the mortgage refinancing a $2 million unsecured line of credit that bear interest at LIBOR plus 1.25%.

     In August 1999, the company obtained $50.7 million in additional mortgage financing and $1.5 million against our line of credit to purchase the remaining interests held by Equity Residential in the six limited liability companies which owned six other apartment communities that had been owned by our predecessor. These six non-recourse loans have eight to twelve year terms and bear interest at 7.97% (for the eight year term loans) and 7.99% (for the twelve year term loans).


LIQUIDITY.

      We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, construction loans and a line of credit which we have established with a commercial bank. Our primary short-term liquidity needs are operating expenses, capital improvements, the proposed development of the Merritt at James Island community, the condominium conversion of the Calhoun Street apartments, and the Waters Edge land development.

     We expect to meet our long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, and the issuance and sale of debt and equity securities in public and private markets. Our long-term liquidity needs include the maturity of mortgage debt and the financing of acquisitions and development. The proceeds from the Convertible Trust Preferred Securities offering will be used to repay the outstanding balance under the line of credit and for general corporate purposes, including capital improvements to our existing properties, the acquisition of additional apartment communities, and the development and construction of new apartment communities.


CASH FLOWS.

     Cash and cash equivalents totaled $3.1 million on December 31, 1999, a decrease of $900 thousand from December 31, 1998. The $4.6 million net cash provided from operating activities was offset primarily by $2.2 million used to acquire the ownership interests in the six apartment communities owned by Equity Residential, $800 thousand to acquire the Calhoun Street apartments and $1.0 million for repairs, replacements and improvements on the residential communities. In addition, $800 thousand received from the repayment of mortgage notes receivable was offset by the $1.0 million lent to the Employee Stock Ownership Plan.


YEAR 2000 DISCLOSURE.

     The Year 2000 problem existed because many computer programs used only the last two digits to refer to a year. Therefore, these computer programs might have recognized the year 2000 as the year 1900. It was feared by some that this could have resulted in system failures or miscalculations causing disruption of normal business operations, including a temporary inability to process transactions or collect rents. This did not occur.

    The company did not experience any material disruption of operations. The contingency plans we had in place in the event of unanticipated equipment and systems failures were not required to be implemented.


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



Item 7A--Quantitative and Qualitative Disclosures about Market Risk.

     During the twelve months ended December 31, 1999, the company reduced its outstanding variable rate debt. In June 1999, the company closed on $41.2 million of ten-year, fixed rate mortgage financing and the proceeds were used to repay the company's obligations under the senior debt, subordinated debt and preferred stock. The senior debt had a principal balance of $18.3 million, a maturity date of October 1999 and a variable interest rate of LIBOR plus 2.5%. At December 31, 1999, the company's only remaining variable rate debt consisted of a $2.0 million line of credit. At that date, there was an outstanding balance of $1.5 million under the line with a variable interest rate of LIBOR plus 1.25%. The line of credit matures in June 2001.

     The company does not enter into contracts for trading purposes and does not use leveraged instruments. None of the company's notes receivable have variable interest rates. The following table summarizes Merry Land's risk associated with notes payable and notes receivable as of December 31, 1999. The table includes principal payments and the related weighted average interest rates by expected year of maturity. The variable rate represents the floating interest rate calculated at December 31, 1999.

                                     EXPECTED FISCAL YEAR OF MATURITY
                     --------------------------------------------------------------------------------
(In thousands)       2000      2001     2002     2003     2004    Thereafter    Total      Fair Value
                     ----      ----     ----     ----     ----    ----------    -----      ----------
Debt:
Fixed rate           $681.3    $758.9   $822.6   $889.6   $942.7   $87,616.1   $91,711.2   $91,711.2
Avg.interest rat        7.9%      7.9%     7.9%     7.9%     7.9%        7.9%        7.9%          -
Variable rate        $    -  $1,500.0   $    -   $    -   $    -   $       -   $ 1,500.0   $ 1,500.0
Avg. interest rate        -       6.9%       -        -        -           -         6.9%        -

Notes receivable:
Fixed rate          $  51.1  $   54.9   $ 44.4   $ 42.2   $ 42.2   $   329.3   $   564.1    564.1
Avg. interest rate      7.3%      7.3%     6.5%     6.1%     6.1%        6.1%        6.4%




 PART II

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                                                       DEC. 31, 1999     DEC. 31, 1998
                                                       -------------     -------------
ASSETS
  Real estate assets, at cost:
    Land held for mining and development                $  5,905,288      $  7,255,130
    Apartments                                            95,615,665        40,765,214
    Development in progress                                2,820,564                 -
    Commercial rental property                             2,627,652         2,622,024
    Furniture and equipment                                1,882,536         1,836,144
                                                         -----------        ----------
        Total cost                                       108,851,705        52,478,512
    Accumulated depreciation and depletion               (13,335,596)      (11,496,904)
                                                          ----------        ----------
                                                          95,516,109        40,981,608

CASH AND CASH EQUIVALENTS                                  3,067,372         3,995,365

ESCROWED CASH                                              1,187,142                 -

OTHER ASSETS
  Notes receivable                                           564,073         1,342,246
  Deferred loan costs                                      1,111,309                 -
  Other receivables                                          154,496         1,434,512
  Deferred tax asset                                       5,733,521         6,909,857
  Other                                                       72,603            79,620
                                                              ------            ------
                                                           7,636,002         9,766,235

                                                        ------------       -----------
TOTAL ASSETS                                            $107,406,625       $54,743,208
                                                        ============       ===========

NOTES PAYABLE
  Line of credit                                          $1,500,000                 -
  Mortgage loans                                          91,711,187                 -
  Senior debt                                                      -        18,317,429
  Subordinated debt                                                -        20,000,000
                                                          ----------        ----------
                                                          93,211,187        38,317,429

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                           631,863           444,553
  Accrued income taxes                                             -           123,846
  Accrued property taxes                                     467,863           309,936
  Accrued dividends payable                                        -            81,111
  Deferred revenue                                           172,100           771,627
  Other                                                    1,262,961           477,967
                                                           ---------         ---------
                                                           2,534,787         2,209,040

PREFERRED STOCK                                                    -         5,000,000

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value, 2,601,300
   shares issued and outstanding                           2,601,300         2,597,633
  Capital surplus                                          9,139,014         9,121,985
  Unamortized compensation                                (1,710,055)       (1,854,291)
  Cumulative undistributed net earnings (deficit)          2,648,324          (648,588)
  Note receivable from ESOP                               (1,017,932)                -
                                                          ----------         ---------
                                                          11,660,651         9,216,739

                                                        ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $107,406,625       $54,743,208
                                                        ============       ===========

 The accompanying notes are an integral part of these consolidated balance sheets.




               Merry Land Properties, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME

                                                                      (Accounting
                                                                       Predecessor)
Years ended December 31,                     1999            1998            1997
------------------------                     ----            ----            ----
< S>
INCOME
Rental income                          $12,063,730      $8,120,569      $7,774,310
Royalty income                           1,358,685       1,693,489       1,401,363
Interest income                            231,667         136,644          83,816
Discount on receivable redemption          (29,512)              -               -
Management fees                            598,344         148,958               -
Development fees                         1,586,996         515,016               -
                                        ----------      ----------       ---------
                                        15,809,910      10,614,676       9,259,489

EXPENSES
Rental expense                           4,542,132       3,449,045       3,022,300
Interest expense                         4,633,046         694,462               -
Depreciation                             1,838,735       1,556,457       1,507,721
Amortization                                40,571               -               -
General and administrative expense       2,715,103         653,401         120,481
Impairment charge                                -       1,666,463               -
                                        ----------       ---------       ---------
                                        13,769,587       8,019,828       4,650,502
                                        ----------       ---------       ---------
INCOME BEFORE TAXES AND EXTRAORDINARY
ITEM                                     2,040,323       2,594,848       4,608,987
Income tax (expense) benefit              (629,095)        462,597               -
                                           -------         -------         -------
INCOME BEFORE EXTRAORDINARY ITEM         1,411,228       3,057,445       4,608,987

Extraordinary gain - discount on
repayment of debt, net of income tax
provision of $441,746                      721,969               -               -
                                           -------         -------         -------
NET INCOME                               2,133,197       3,057,445       4,608,987

Discount on redemption of preferred
 stock                                   1,163,715               -               -
                                        ----------      ----------      ----------
NET INCOME - COMMON                     $3,296,912      $3,057,445      $4,608,987
                                        ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
  Basic                                  2,191,469       2,113,393       1,923,000
  Diluted                                2,263,768       2,129,479       1,946,000

EARNINGS PER COMMON SHARE
  Basic                                      $1.50           $1.45           $2.40
  Diluted                                    $1.46           $1.44           $2.37

     The accompanying notes are an integral part of these consolidated statements. Specific reference is
  made to Note 2 where the basis of presentation for these statements is described and the lack of
                comparability between periods is discussed.




               Merry Land Properties, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (Accounting
                                                                              Predecessor)
Years ended December 31,                   1999              1998                 1997
------------------------                   ----              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $2,133,197        $3,057,445           $4,608,987
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Discount on repayment of debt,
   net of taxes                            (721,969)                -                    -
  Depreciation expense                    1,838,735         1,556,457            1,507,721
  Amortization expense                       40,571                 -                    -
  Amortization of compensation
   element of restricted stock grants       133,432           161,086                    -
  Impairment charge                               -         1,666,463                    -
  Income tax expense (benefit)            1,058,230          (586,443)                   -
  Increase in property taxes payable        157,927            65,309                1,385
  Increase (decrease) in income
   taxes payable                           (123,246)          123,846                    -
  Increase (decrease) in deferred
   revenue                                 (599,527)          440,931              330,696
  Decrease in other receivables           1,280,016                 -                    -
  Increase in mortgage escrow            (1,187,142)                -                    -
  Increase in accrued interest              187,310           444,553                    -
  Increase in other payables                447,629           107,844              (40,000)
                                            -------           -------              -------
    Net cash provided by operating
     activities                           4,645,163         7,037,491             6,408,789

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Payments received on notes receivable     748,661            69,481              (685,416)
  Purchase of real property             (54,499,488)                -                     -
  Investment in real estate assets       (1,873,705)       (1,599,960)           (2,546,187)
                                          ---------         ---------
    Net cash used in investing
     activities                         (55,624,532)       (1,530,479)           (3,231,603)

CASH FLOWS FROM FINANCING ACTIVITES:
  Repayment of senior debt              (18,317,429)                -                     -
  Repayment of subordinated             (18,836,285)                -                     -
  Redemption of preferred stock          (3,836,285)                -                     -
  Proceeds from mortgage loans           91,711,187                 -                     -
  Proceeds from line of credit            1,500,000                 -                     -
  Loan Costs                             (1,151,880)                -                     -
  Loans to ESOP                          (1,017,932)                -                     -
  Contributions from Merry Land
   & Investment Co.,Inc.                          -         1,554,584             2,546,187
  Other capital contributions                     -         2,400,000                     -
  Distributions to Merry Land &
   Investment Co., Inc.                           -        (5,466,231)           (5,723,373)
                                         ----------        ----------
    Net cash used in financing
     activities                          50,051,376        (1,511,647)           (3,177,186)

NET INCREASE (DECREASE) IN CASH           $(927,993)       $3,995,365            $        -

CASH AT BEGINNING OF PERIOD               3,995,365                 -            $        -
                                         ----------        ----------
CASH AT END OF PERIOD                    $3,067,372        $3,995,365            $        -
                                         ==========        ==========

Interest paid                            $4,180,096        $  168,798            $        -
Income taxes paid                        $   42,152        $        -            $        -
Non cash transactions:
Deferred tax asset from
 initial contribution                    $        -        $6,323,414            $        -
Issuance of debt in initial
 capitalization                          $        -       $38,317,429            $        -
Issuance of preferred stock in initial
 contribution                            $        -        $5,000,000            $        -

     The accompanying notes are an integral part of these consolidated statements. Specific reference is
  made in Note 2 where the basis of presentation for these statements is described and the lack of comparability between period is discussed.




               Merry Land Properties, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Cumulative
                                                                                        Undistributed        Total
                             Investment         Common Stock      Capital   Unamortized  Net Earnings Stockholders
                              By Parent      Shares      Amount   Surplus  Compensation      (Deficit)      Equity
                            -----------      ------------------   -------  ------------ ------------- ------------

(Accounting Predecessor)
BALANCE, DECEMBER 31, 1996  $41,947,459           -      $    -    $      -    $      -      $      -  $41,947,459
Netincome                     4,608,987           -           -           -           -             -    4,608,987
Net distributions            (3,177,186)          -           -           -           -             -   (3,177,186)
                            -----------      ------      ------    --------    --------      --------  -----------

(Accounting Predecessor)
BALANCE, DECEMBER 31, 1997   43,379,260           -           -           -            -            -   43,379,260
Net income prior
 to spin off-Note 1           3,706,033           -           -           -            -            -    3,706,033
Net distributions prior
 to spin off-Note 1          (3,911,647)          -           -           -            -            -   (3,911,647)
Initial capitalization
 resulting from
 spin off-Note 1            (43,173,646)  2,151,315   2,151,315   5,152,926            -            -  (35,869,405)
Capital contribution in
 connection with
 spin off-Note 1                      -           -           -   2,400,000            -            -    2,400,000
Issuance of restricted
 stock grants                         -     446,318     446,318   1,569,059   (2,015,377)           -            -
Amortization ofcompensation
 element of restricted
 stock grants                         -           -           -           -      161,086            -      161,086
Net income (loss)
subsequent to spin off                -           -           -           -            -     (648,588)    (648,588)
                             ----------   ---------   ---------   ---------    ---------      -------    ---------

BALANCE, DECEMBER 31, 1998            -   2,597,633   2,597,633   9,121,985   (1,854,291)    (648,588)   9,216,739
Net income-common                     -           -           -           -            -    3,296,912    3,296,912
Issuance of restricted
 stock grants                         -       6,000       6,000      25,500            -            -       31,500
Forfeiture of
 restricted stock grants              -      (2,333)     (2,333)     (8,471)      10,804            -            -
Amortization of compensation
 element of restricted
 stock grants                         -           -           -           -      133,432            -      133,432
Notes receivable from ESOP            -           -           -  (1,017,932)           -            -   (1,017,932)
                             ----------   ---------   ---------   ---------    ---------    ---------

BALANCE, DECEMBER 31, 1999  $         -   2,601,300  $2,601,300  $8,121,082  $(1,710,055)  $2,648,324  $11,660,651
                             ==========   =========   =========   =========   ===========   =========

The accompanying notes are an integral part of these consolidated statements. Specific reference is made to Note 2 where the basis of presentation for these statements is described and the lack of comparability between periods is discussed.




               MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

     Merry Land Properties, Inc., was formed on September 3, 1998, as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company was merged into Equity Residential Properties Trust on October 19, 1998. On October 15, 1998, prior to the merger, Merry Land & Investment Company contributed five apartment communities, four apartment development sites, five commercial properties, six commercial sites, 4,816 acres of undeveloped land, and other assets to Merry Land Properties in exchange for 2,151,315 shares of common stock, $5,000,000 of preferred stock, $18,317,429 of senior debt and $20,000,000 of subordinated debt. On October 15, 1998, the common stock of Merry Land Properties was spun off to the common stockholders of Merry Land & Investment Company on the basis of one share of Merry Land Properties stock for every twenty shares of Merry Land & Investment Company. When the merger transaction was completed Merry Land Properties began operating as an independent public company and the senior debt, subordinated debt and preferred stock were acquired by Equity Residential. Also, in conjunction with the merger, Equity Residential made an additional capital contribution of $2,400,000 to Merry Land Properties.


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

     Management has estimated common and corporate level expenses, which would have been incurred on behalf of the accounting predecessor by Merry Land & Investment Company and has allocated such expenses based on their best estimate of the time and effort that would have been expended. Property management costs have been estimated and allocated on a per unit basis. The assets contributed to Merry Land Properties by Merry Land & Investment Company were not encumbered by mortgage debt at any time prior to the spin off and the financial statements for the accounting predecessor for periods prior to the spin off do not include any debt or related interest expense.

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


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.

     The consolidated financial statements include the accounts of the company and its wholly owned subsidiary corporations. Any significant intercompany transactions and accounts have been eliminated in consolidation.

RECOGNITION OF INCOME.

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

REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are carried at depreciated cost except when it is determined that the asset's carrying value may not be recoverable. When factors indicate that a real estate asset held for use should be evaluated for possible impairment, the company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining useful life in measuring whether the asset is recoverable. The impairment is measured as the difference between the carrying value and the estimated fair value. The company estimates fair value based on sales prices for comparable assets or discounted future cash flows. Assets held for sale are valued at the lesser of carrying costs or estimated fair market value, less costs to sell.

    Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

       Apartments.................................40-50  years
       Land improvements............................ 15  years
       Commercial rental buildings................40-50  years
       Furniture, fixtures, equipment and carpet...5-15  years
       Operating equipment......................... 3-5  years

     Straight-line and accelerated methods are used for income tax reporting purposes. Expenditures that extend the lives of assets are capitalized; other repairs and maintenance are expensed.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 1998, in conjunction with formulation of a new business plan for the company's commercial properties, the company recorded an impairment charge of approximately $1.7 million related to the likely disposal of several commercial properties in Augusta, Georgia. This charge reduces the company's carrying value in the properties to the estimated fair value, less selling costs. This resulted in a carrying value of approximately $775 thousand at December 31, 1999 and 1998, which is included in commercial rental property in the accompanying consolidated balance sheets.

CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

INCOME TAXES

     In conjunction with the spin off, the company became a taxable "C" corporation and began accounting for income taxes under SFAS No. 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and regulations that may be in effect when the differences are expected to reverse.

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

     A reconciliation of the average outstanding shares used in the two calculations is as follows:


                                                   1999        1998        1997
                                                   ----        ----        ----
Weighted average shares outstanding-basic     2,191,469   2,113,393   1,923,000
Dilutive potential common shares                 72,299      16,086      23,000
                                              ---------   ---------   ---------
Weighted average shares outstanding-diluted   2,263,768   2,129,479   1,946,000


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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement, as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," is effective for fiscal years beginning after June 15, 2000. Management has evaluated the impact of adopting SFAS No. 133 and, based on current business activities, believes that it will not have a material effect on the financial statements.


4.  NOTES RECEIVABLE

    At December 31, 1999 and 1998, notes receivable consisted of the following:


                                                           Notes Balances
                                          Original    ----------------------
Note                    Rate       Due      Amount        1999        1998
----                   -----     -----    --------        ----        ----
Augusta  Partners      10.00%    10/99    $695,000    $      -     $ 573,566
Brothersville           6.00%    11/12     675,000     470,957       636,512
Brothersville          10.00%     9/02     327,600      38,195        74,717
New Zion                7.00%    11/12      60,000      54,921        57,451
                                         ---------     -------     ---------
                                        $1,757,600    $564,073    $1,342,246


5. Debt

      At December 31, 1999 and 1998, debt consisted of the following:


                                 Maturity     Interest
Debt                               date         rate               1999         1998
----                             --------     ----------           ----         ----
Line of credit                    06/24/01    LIBOR+1.25%    $1,500,000  $         -
Mortgage Loan-Huntington LLC      09/01/07      7.97%         5,074,767            -
Mortgage Loan-Magnolia Villas LLC 09/01/07      7.97%         4,730,394            -
Mortgage Loan-Summit Place LLC    09/01/07      7.97%         7,066,145            -
Mortgage Loan-Woodcrest LLC       09/01/07      7.97%         6,342,461            -
Mortgage Loan-Greentree LLC       07/01/09      7.73%         6,699,284            -
Mortgage Loan-Marsh Cove LLC      07/01/09      7.73%         8,136,056            -
Mortgage Loan-Quarterdeck LLC     07/01/09      7.73%         9,934,763            -
Mortgage Loan-Waters Edge LLC     07/01/09      7.73%         7,176,879            -
Mortgage Loan-West Wind LLC       07/01/09      7.73%         9,173,004            -
Mortgage Loan-Hammocks LLC        09/01/11      7.99%        18,753,048            -
Mortgage Loan-Windsor Place LLC   09/01/11      7.99%         8,624,386            -
Senior debt                       10/15/99    LIBOR+2.5%              -   18,317,429
Subordinated debt                 10/15/13      8.00%                 -   20,000,000
                                                             ----------   ----------
Total                                                       $93,211,187  $38,317,429
                                                             ==========   ==========


    In June 1999, the company closed $41.2 million in mortgage financing with five non-recourse loans secured by five apartment communities in Charleston and Savannah. The proceeds were used to repay the senior debt, subordinated debt and preferred stock that were issued in connection with the merger and spin off. The subordinated debt and preferred stock were repaid at a discount. The extraordinary gain from the discount on repayment of subordinated debt, net of income taxes of $441,746, totaled $721,969.

    In August 1999, the company obtained $50.7 million in additional mortgage financing and $1.5 million against our line of credit to purchase the remaining interests held by Equity Residential in the six limited liability companies which owned six other apartment communities that had been owned by our predecessor.


6. MANAGEMENT INCENTIVE PLAN

      In October 1998, the stockholders of Merry Land Properties approved the 1998 Management Incentive Plan. In October 1998, fifteen employees, including the company's three executive officers, received restricted stock grants for a total of 446,318 shares of the company's common stock, which are forfeitable in the event the employee terminates service prior to vesting. The common stock received under the original Management Incentive Plan vested for all employees in fifteen equal annual installments beginning on the date granted. In January 2000, the original awards for all non executive employees were amended to reduce the vesting period. As of December 31, 1999 there were an additional 56,015 common shares available for grant.


7.  EMPLOYEE STOCK OWNERSHIP PLAN

     In October 1998 Merry Land Properties adopted and assumed Merry Land & Investment Company's Employee Stock Ownership Plan. Under the plan the company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the company. The amount of the annual contribution is made at the discretion of the Board of Directors. For 1999, the company contributed $272 thousand in cash to the ESOP.

     In 1999, the company loaned the ESOP $1.0 million to buy approximately 200,557 shares of Merry Land's common stock. The note bears an interest rate equal to the thirty-day LIBOR rate plus 2.5% and is due in March 2004.


8.  PREFERRED STOCK

     In June 1999, the company redeemed its $5,000,000 of Preferred Stock at a $1.2 million discount. For the period from January 1, 1999 to the date of redemption the company paid preferred stock dividends of $193,333.

9.  COMMON DIVIDENDS

     The company did not pay any dividends to common stockholders in 1999.


10. INCOME TAXES

     As discussed in Note 3, the company is a taxable "C" corporation. It is assumed that the accounting predecessor distributed sufficient taxable income to stockholders in the form of dividends to qualify as a REIT, and thus no income taxes were provided for in periods prior to the spin off. The 1997 income tax information has been excluded from the following tables, as the company was not taxable for the entire year.

     The components of the income tax provision (benefit) are as follows:


                                     1999                  1998
                                     ----                  ----
Current federal tax              $      -              $104,271
Current state tax                       -                19,575
Deferred federal tax              519,040              (493,749)
Deferred state tax                110,055               (92,694)
                                  -------               -------
Total income tax                 $629,095             $(462,597)

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:


                                                1999                   1998
                                          ------------------    -------------------
                                                      % of                   % of
                                                      pretax                 pretax
                                          $ Amount    income    $ Amount     income
                                          --------    ------    --------     ------
Income tax expense at statutory rate       $693,711   34.0%     $882,248     34.0%
Increases    (reductions)   in   taxes
 resulting from:
  Benefit  from  non  taxable  income
   under REIT status                              -      -    (1,261,051)   (48.6)
  State and local income taxes, net of
   federal income tax benefit                80,787    4.0       (51,470)    (2.0)
  Dividends not deductible                   73,389    3.6        30,790      1.2
  Other                                      69,109    3.4         1,850      0.1
  Non taxable clay lease income            (287,901) (14.1)      (64,964)    (2.5)
                                           --------   ----     ---------     ----
  Total income tax expense (benefit)       $629,095   30.8%    $(462,597)   (17.8)%


    Significant components of the company's net deferred income taxes are as follows:


DEFERRED TAX ASSET:                                   DEC. 31, 1999    Dec. 31, 1998
-------------------                                   -------------    -------------
Excess of tax basis of assets over book basis
  resulting from spin off                                $6,004,135      $6,956,003
Net operating loss carryforward                             765,876               -
Accelerated depreciation                                   (844,265)        (41,000)
Other                                                      (192,225)         (5,146)
                                                         ----------      ----------
Total deferred tax asset                                 $5,733,521      $6,909,857


     SFAS No. 109 requires a valuation allowance be provided to reduce the amount of the deferred tax assets if, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance at December 31, 1999 or 1998 is required.


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

                                                                    THIRD
                                                                    PARTY
DECEMBER 31, 1999            APARTMENTS   COMMERCIAL         LAND  SERVICES CORPORATE CONSOLIDATED
-----------------            ----------   ----------     --------  -------- --------- ------------
Real estate rental revenue  $11,532,264     $219,544     $311,922     $    -    $      -  $12,063,730
Real estate expense           4,149,002      256,987      136,143          -           -    4,542,132
Depreciation and
 amortization                 1,503,495       40,629        4,217          -     330,965    1,879,306
                              ---------       ------      -------      -----     -------   ----------
Income from real estate       5,879,767      (78,072)     171,562          -    (330,965)   5,642,292
Other income                          -            -    1,358,685  2,185,340     231,667    3,775,692
                              ---------       ------    ---------  ---------     -------    ---------
Segment income (loss)         5,879,767      (78,072)   1,530,247  2,185,340     (99,298)   9,417,984
Interest expense                      -            -            -          -  (4,633,046)  (4,633,046)
General and administrative            -            -            -   (975,997) (1,739,106)  (2,715,103)
                              ---------       ------    ---------  ---------   ---------    ---------
Income  before taxes          5,879,767      (78,072)   1,530,247  1,209,343  (6,471,450)   2,069,835
Income taxes                           -            -            -          -    (629,095)   (629,095)
Loss on redemption of
 receivable                           -            -            -          -     (29,512)     (29,512)
Discount on redemption of
 preferred stock                      -            -            -          -   1,163,715    1,163,715
Discount on repayment of
debt, net of taxes                    -            -            -          -     721,969      721,969
                            -----------   ----------   ---------- ---------- -----------  -----------
Net income (loss)           $ 5,879,767     $(78,072)  $1,530,247 $1,209,343 $(5,244,373)   3,296,912
                            ===========   ==========   ========== ========== ===========  ===========
Capital investments         $   350,963     $  5,628   $1,349,842 $        -    $167,272    1,873,705
                            ===========   ==========   ========== ========== ===========  ===========
Total real estate assets    $84,011,308   $2,284,488   $8,692,110 $        -    $528,203  $95,516,109
                            ===========   ==========   ========== ========== ===========  ===========


                                                                       THIRD
                                                                       PARTY
DECEMBER 31, 1998           APARTMENTS    COMMERCIAL         LAND   SERVICES   CORPORATE CONSOLIDATED
-----------------           ----------    ----------         ----   --------   --------- ------------

Real estate rental revenue  $7,638,710      $411,885      $69,973   $      -   $       - $  8,120,568
Real estate expense          3,125,712       248,774       74,559          -           -    3,449,045
Depreciation and
 amortization                1,171,433       321,659            -          -      63,365    1,556,457
Impairment charge                    -     1,666,463            -          -           -    1,666,463
                             ---------     ---------        -----      -----      ------    ---------
Income from real estate      3,341,565    (1,825,011)      (4,586)         -     (63,365)   1,448,603
Other income                         -             -    1,693,489    663,974     136,644    2,494,107
                             ---------     ---------    ---------    -------     -------    ---------
Segment income (loss)        3,341,565    (1,825,011)   1,688,903    663,974      73,279    3,942,710
Interest expense                     -             -            -          -    (694,462)    (694,462)
Insurance expense                    -             -            -          -     (42,066)     (42,066)
General and administrative           -             -            -   (194,619)   (416,715)    (611,334)
                             ---------     ---------    ---------    -------   ---------    ---------
Income before taxes          3,341,565    (1,825,011)   1,688,903    469,355  (1,079,964)   2,594,848
Income tax benefit                   -             -            -          -     462,597      462,597
                           -----------   -----------   ----------   --------   ---------   ----------
Net income (loss)           $3,341,565   $(1,825,011)  $1,688,903   $469,355   $(617,367)  $3,057,445
                           ===========   ===========   ==========   ========   =========   ==========
Capital investments           $387,865      $205,175     $834,244   $      -    $172,676   $1,599,960
                           ===========   ===========   ==========   ========   =========  ===========
Total real estate assets   $30,664,309    $2,319,489   $7,225,605   $      -    $772,205  $40,981,608
                           ===========   ===========   ==========   ========   =========  ===========


                                                                       THIRD
                                                                       PARTY
DECEMBER 31, 1997           APARTMENTS    COMMERCIAL         LAND   SERVICES   CORPORATE CONSOLIDATED
-----------------           ----------    ----------         ----   --------   --------- ------------
Real estate revenue         $7,355,313      $338,209      $80,788   $      -   $       -  $ 7,774,310
Real estate expense          2,749,001       212,883       60,416          -           -    3,022,300
Depreciation and
 amortization                1,176,016       331,705            -          -           -    1,507,721
                             ---------       -------       ------     ------    --------   ----------
Income from real estate      3,430,296      (206,379)      20,372          -           -    3,244,289
Other income                         -             -    1,401,363          -      83,816    1,485,179
                             ---------       -------    ---------     ------    --------   ----------
Segment income (loss)        3,430,296      (206,379)   1,421,735          -      83,816    4,729,468
General and administrative           -             -            -          -    (120,480)    (120,480)
                           -----------    ----------   ----------   --------   ---------  -----------
Net income (loss)           $3,430,296     $(206,379)  $1,421,725   $      -   $ (36,664) $ 4,608,988
                           ===========    ==========   ==========   ========   =========  ===========
Capital investments           $750,683      $175,417   $1,805,211   $      -   $ 534,876  $ 2,546,187
                           ===========    ==========   ==========   ========   =========  ===========
Total real estate assets   $31,447,876    $3,884,674   $6,391,361   $      -   $ 872,388  $42,596,299
                           ===========    ==========   ==========   ========   =========  ===========




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merry Land Properties, Inc:

     We have audited the accompanying consolidated balance sheets of Merry Land Properties, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry Land Properties, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Atlanta, Georgia
January 19, 2000




PART II

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None



PART III

Item 10--Directors and Executive Officers of the Registrant
    Incorporated by reference to the company's definitive proxy statement filed with the Securities and Exchange Commission.

Item 11-Executive Compensation
    Incorporated by reference to the company's definitive proxy statement filed with the Securities and Exchange Commission.

Item 12-Security Ownership of Certain Beneficial Owners and Management Incorporated by reference to the company's definitive proxy statement filed with the Securities and Exchange Commission.

Item 13-Certain Relationships and Related Transactions
    Incorporated by reference to the company's definitive proxy statement filed with the Securities and Exchange Commission.



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

2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are required to be filed by Item 8 and Item 14(d) of Form 10-K:

     Report of Independent Public Accountants on Schedules
     Real Estate and Accumulated Depreciation

3.  EXHIBITS.

(3.i) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative
     Preferred Stock (incorporated by reference to Exhibit 3.i of the Company's Annual Report on Form 10-K filed March 31, 1999).

(3.ii) Bylaws, as amended on January 28, 1999(incorporated by reference to Exhibit 3.ii of the Company's Annual Report on Form 10-K filed March 31, 1999).

(4) Instruments Defining Rights of Security Holders, Including
    Indentures:


(4.1) The following instruments each dated August 23, 1999 define the rights of holders of indebtedness of the Company's subsidiaries:
     (a) Deed to Secure Debt and Security Agreement for ML Hammocks at Long Point, L.L.C. (incorporated by reference to Exhibit 4.8(a) to the Company's Registration Statement on Form S-11 filed October 21, 1999, file number 333-89469).
     (b) Promissory Note for ML Hammocks at Long Point, L.L.C. (incorporated herein by reference to Exhibit 4.8(b) to the Company's Registration Statement on Form S-11 filed October 21, 1999, file number 333-89469).

The Company has additional long-term debt that does not exceed ten (10%) percent of the total assets of Merry Land and its subsidiaries on a consolidated basis. Merry Land agrees to furnish a copy of any such instrument to the Commission upon request.

(10)    MATERIAL CONTRACTS.

(10.1) The Company's Development Agreement with ERP Operating Limited
     Partnership dated October 19, 1998 (incorporated by reference to
     Exhibit 10.1 of the Company's Annual Report on Form 10-K filed March 31, 1999).
(10.2) The Company's Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K filed March 31, 1999).
(10.3) The Company's 1998 Management Incentive Plan (incorporated herein by reference to Appendix F to Exhibit 10.1 of the Company's Registration Statement on Form 10 filed September 4, 1998).
(10.4) The Company's Directors Stock Compensation Plan (incorporated herein by reference as Exhibit 4.3 to the company's Registration Statement on Form S-8 filed April 19, 1999, registration number 333-76521).

(21) Subsidiaries of Merry Land Properties, Inc.

(27) Financial Data Schedule.

(b) -- Reports on Form 8-K. The registrant filed no reports on Form 8-K during the last quarter of 1999.



To Merry Land Properties, Inc.:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 19,2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


      /S/  ARTHUR ANDERSEN LLP
      Arthur Andersen LLP


Atlanta, Georgia
January 19, 2000



PART IV

Item 14--Schedule XI--Real Estate and Accumulated Depreciation for the Year Ending December 31, 1999:


                                    COST CAPITALIZED          GROSS AMOUNT AT
                INITIAL COST            SUBSEQUENT            WHICH CARRIED AT
                 TO COMPANY           TO ACQUISITION          DECEMBER 31, 1999
             --------------------  ------------------   -----------------------------    ACCUM. DATE OF  DATE DEPREC-
                      BUILDINGS &            CARRYING         BUILDING &      TOTAL     DEPREC- CONSTR- ACQU-  -IABLE
RESIDENTIAL   LAND   IMPROVEMENTS  IMPROVEMENTS COST    LAND   IMPROVEMENTS    (A)    -IATION(A) -UCTION -IRED    LIFE
----------- --------    ----------   ----------  ---   --------  ---------- ---------- ----------  ----  ----  -------
Greentree   $325,000    $6,001,731   $1,251,045  $-    $325,806  $7,251,970 $7,577,776 $2,510,735  1983  1986  5-50yr.
Hammocks @
 Long Poin   947,016    19,473,395      294,282   -     947,016  19,767,677 20,714,693    142,159  1990  1999  5-50yr.
Huntingto    485,100     5,216,010       45,396   -     485,100   5,261,406  5,746,506     40,777  1986  1999  5-50yr.
Magnolia
 Villas      375,551     4,584,385       42,010   -     375,551   4,626,395  5,001,946     37,243  1986  1999  5-50yr.
Marsh Cove   329,786     6,649,280    1,284,261   -     345,467   7,917,860  8,263,327   2,637,011 1983  1986  5-50yr.
Quarterdeck  580,000     8,216,250    1,058,796   -     600,402   9,254,644  9,855,046   2,433,002 1986  1989  5-50yr.
Summit Plac  392,000     6,477,363       87,423   -     392,000   6,564,786  6,956,786      52,502 1985  1999  5-50yr.
Waters Edge  448,000     6,490,069    1,387,671   -     450,864   7,874,876  8,325,740   2,215,952 1985  1988  5-50
West Wind
 Landing     960,000     5,597,500      890,548   -     960,000   6,488,048  7,448,048   1,416,453 1985  1988  5-50yr.
Windsor
 Place       378,778     9,279,624       67,063   -     378,778   9,346,687  9,725,465      70,424 1984  1999  5-50yr.
Woodcrest     89,049     5,830,388       80,895   -      89,049   5,911,283  6,000,332      48,099 1982  1999  5-50yr.
             -------     ---------    ---------  --     -------   ---------  ---------   ---------
Total
Apartments 5,310,280    83,815,995    6,489,390   -   5,350,033  90,265,632 95,615,665  11,604,357
           =========    ==========    =========  ==   =========  ========== ==========  ==========

COMMERCIAL   356,000     1,612,486      659,166   -     370,920   2,256,732  2,627,652     343,164  var. var.  5-50yr.
           =========    ==========    =========  ==   =========   ========= ==========  ==========

DEVELOPMENT IN
 PROGRESS  1,470,633             -    1,349,931   -   2,820,564          -  2,820,564           - various  -     -
           =========    ==========    =========  ==   =========   ========= ==========  ==========

LAND       4,245,437             -    1,659,851   -   5,905,288           -  5,905,288      33,742 various  -     -
           =========    ==========    =========  ==   =========   ========= ==========  ===========

Total    $11,382,350   $85,428,481  $10,158,338 $ - $14,446,805 $92,522,364 $106,969,169 $11,981,262
         ===========   ===========  =========== === =========== =========== ============ ===========


NOTES:

                                  Real Estate Cost                  Accumulated Depreciation
                            --------------------------------    --------------------------------------------
                            1999          1998          1997              1999           1998          1997
                            ----          ----          ----              ----           ----          ----
Balance at
 beinning of period   $50,642,369  $50,603,514   $49,677,413       $10,432,965    $10,264,894    $8,891,301
Additions--
 acquisitions and
 improvements          56,326,800     2,842,102      926,101         1,548,297      1,304,855     1,283,593
Deductions--
 impairment charge              -     2,803,247            -                 -      1,136,784             -
Balance at           ------------   -----------  -----------       -----------    -----------   -----------
 end of period       $106,969,169   $50,642,369  $50,603,514       $11,981,262    $10,432,965   $10,264,894




(Registrant)

/S/  W. TENNENT HOUSTON
    W. Tennent Houston
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                           DATE


/S/DAVID W. COBB          Director                        March 30, 2000
  David W. Cobb

/S/ /DORRIE E. GREEN      Vice President, Chief Financial March 30, 2000
 Dorrie E. Green           Officer, Secretary and Treasurer

/S/ W. TENNENT HOUSTON    Chairman of the Board and       March 30, 2000
 W. Tennent Houston        Chief Executive Officer

/S/ BOONE A. KNOX         Director                        March 30, 2000
 Boone A.Knox

/S/STEWART R. SPEED       Director                        March 30, 2000
 Stewart R. Speed

/S/ MICHAEL N. THOMPSON   President, Chief Operating      March 30, 2000
 Michael N. Thompson       Officer and Director