Form 10-Q
period 2000-03-31
MERRY LAND PROPERTIES INC
filed 2000-05-15
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                ___________

                                  FORM 10Q
                                ___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                        For the fiscal quarter ended

                               MARCH 31, 2000
                     Commission file number: 000-29778

                        MERRY LAND PROPERTIES, INC.

State of Incorporation: Georgia I.R.S. Employer Identification Number: 58-
2412761
                                ___________

                               P.O. Box 1417
                              Augusta, Georgia
                  (Address of Principal Executive Offices)


  706 722-6756                                               30903
(Registrant's Telephone                                   (Zip Code)
Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes_X__. No____.

The number of shares of common stock outstanding as of May 12, 2000 was 2,646,966.

Form 10-Q - Merry Land Properties, Inc.
Index


PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements
        Balance sheets - March 31, 2000 and December 31, 1999                  3
        Statements of income - Three months ended March 31, 2000 and 1999 4 Statements of cash flows - Three months ended March 31, 2000 and 1999 5
        Notes to consolidated financial statements                             6
Item 2. Management's Discussion and Analysis of Financial Condition and        9
         Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk            16


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     17
Item 2. Changes in Securities and Use of Proceeds                             17
Item 3. Defaults upon Senior Securities                                       17
Item 4. Submission of Matters to a Vote of Security Holders                   17
Item 5. Other Information                                                     17
Item 6. Exhibits and Reports on Form 8-K                                      17


SIGNATURES                                                                    18

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements
                Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                                                     Unaudited
                                                   March 31, 2000  Dec. 31, 1999
                                                   --------------  -------------
ASSETS
  Real estate assets, at cost:
    Land held for mining and development              $4,170,496     $5,905,288
    Apartments                                        96,166,496     95,615,665
    Commercial rental property                         2,627,652      2,627,652
    Furniture and equipment                            1,885,262      1,882,536
    Development in progress                            5,030,832      2,820,564
                                                     -----------    -----------
        Total cost                                   109,880,738    108,851,705
    Accumulated depreciation and depletion           (13,979,461)   (13,335,596)
                                                     -----------    -----------
                                                      95,901,277     95,516,109

INVESTMENT IN JOINT VENTURE                              584,760              -

CASH AND CASH EQUIVALENTS                              1,373,834      3,067,372

ESCROWED CASH                                          1,057,079      1,187,142

OTHER ASSETS
  Notes receivable                                       507,419        564,073
  Deferred loan costs                                  1,189,447      1,111,309
  Other receivable                                       169,573        154,496
  Deferred tax asset                                   5,687,645      5,733,521
  Other                                                  249,754         72,603
                                                     -----------    -----------
                                                       7,803,838      7,636,002
                                                     -----------    -----------
TOTAL ASSETS                                        $106,720,788   $107,406,625
                                                     ===========    ===========

NOTES PAYABLE
  Line of credit                                      $1,500,000     $1,500,000
  Mortgage loans                                      91,536,096     91,711,187
                                                     -----------    -----------
                                                      93,036,096     93,211,187

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                       632,053        631,863
  Accrued property taxes                                 459,098        467,863
  Deferred revenue                                       166,817        172,100
  Other                                                  778,450      1,262,961
                                                     -----------    -----------
                                                       2,036,418      2,534,787

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value                     2,646,966      2,601,300
  Capital surplus                                      9,317,035      9,139,014
  Unamortized compensation                            (1,853,781)    (1,710,055)
  Cumulative undistributed net earnings                2,720,501      2,648,324
  Receivable from ESOP                                (1,182,447)    (1,017,932)
                                                     -----------    -----------
                                                      11,648,274     11,660,651
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $106,720,788   $107,406,625
                                                     ===========    ===========


       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements

                Merry Land Properties, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2000           1999
                                                    ------------     -----------
INCOME
  Rental income                                       $4,587,485     $2,008,304
  Royalty income                                         108,168        412,783
  Interest income                                         38,108         68,564
  Management fees                                         20,482        200,762
  Development fees                                       151,671        585,750
  Long term loss                                               -        (29,512)
                                                      ----------     ----------
                                                       4,905,914      3,246,651
EXPENSES
  Rental expense                                       1,624,859        764,693
  Interest expense                                     1,762,885        841,029
  Depreciation                                           643,864        358,368
  Amortization                                            26,586              -
  General and administrative expense                     732,132        518,401
                                                      ----------     ----------
                                                       4,790,326      2,482,491
                                                      ----------     ----------

INCOME BEFORE TAXES                                      115,588        764,160

Income tax                                                43,411        319,718
                                                      ----------     ----------
NET INCOME                                               $72,177       $444,442
                                                      ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  Basic                                                2,216,669      2,181,070
  Diluted                                              2,292,917      2,245,683

EARNINGS PER COMMON SHARE
  Basic                                               $      .03     $      .20
  Diluted                                             $      .03     $      .20



      The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements

               Merry Land Properties, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $72,177       $444,442
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation expense                                  643,864        358,368
   Amortization expense                                   26,586              -
   Decrease in mortgage escrow                           130,063              -
   Amortization of compensation element of restricted
    stock grants                                          79,961         33,243
   Income tax expense                                     43,411        151,647
   Increase (decrease) in other payables                (482,097)        51,221
   Increase in other assets                             (150,941)       (86,524)
   Decrease (increase) in other receivables              (54,197)        99,404
   Increase (decrease) in deferred revenue                (5,283)       130,932
   Decrease in property taxes payable                     (8,765)       (94,870)
   Increase (decrease) in accrued interest                   190        (44,553)
   Other                                                 (13,625)        57,313
                                                       ---------      ---------
     Net cash provided by operating activities           281,344      1,100,623

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on notes receivable                  56,654        610,218
   Capitalized costs, improvements and replacements     (627,441)       (69,758)
   Investment in joint venture                          (584,760)             -
   Expenditures for development                         (401,591)       (45,979)
   Receivable from ESOP                                 (164,515)      (575,915)
                                                       ---------      ---------
     Net cash used in investing activities            (1,721,653)       (81,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on mortgage loans                         (175,091)             -
   Increase in deferred loan costs                       (78,138)       (40,000)
                                                       ---------      ---------
     Net cash used in financing activities              (253,229)       (40,000)
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                       (1,693,538)       979,189

CASH AT BEGINNING OF PERIOD                            3,067,372      3,995,365
                                                       ---------      ---------
CASH AT END OF PERIOD                                 $1,373,834     $4,974,554
                                                       =========      =========

Interest paid                                         $1,854,143       $785,582
Income taxes paid                                     $        -       $169,648



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


1.   BASIS OF PRESENTATION

    The consolidated financial statements for the three month periods ended March 31, 2000 and March 31, 1999, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.


3. INVESTMENT IN JOINT VENTURE

    In March 2000, Merry Land entered into a joint venture with a real estate investment fund to purchase Cypress Cove apartment community for approximately $18.8 million. Seventy percent of the cost was funded with floating rate debt with the remaining thirty percent in cash. Merry Land is not obligated to repay the joint venture's debt or to make any additional capital contributions. Under the terms of the joint venture, Merry Land holds a 10% ownership interest in the joint venture and will provide property management services to the apartment community for a 3.5% fee. Merry Land has accounted for the joint venture as an investment under the cost method of accounting in the accompanying consolidated financial statements.


4. EARNINGS PER SHARE AND SHARE INFORMATION

    Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under Merry Land's Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method.

    A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                             March 31, 2000       March 31, 1999
                                             --------------       --------------
Weighted average shares outstanding-basic        2,216,669            2,181,070
Dilutive potential common shares                    76,248               64,613
                                             --------------       --------------
Weighted average shares outstanding-diluted      2,292,917            2,245,683



5. NOTES RECEIVABLE

    At March 31, 2000 and December 31, 1999, notes receivable consisted of the following:

                                                          Note Balances at
                                                     --------------------------
                                       Original        March 31,   December 31,
NOTE                Rate      Due        Amount            2000           1999
----               -----    -----    ----------      -----------   ------------
Brothersville      6.00%    11/12      $675,000        $418,029       $470,957
Brothersville     10.00%     9/02       327,600          35,130         38,195
New Zion           7.00%    11/12        60,000          54,260         54,921
                                     ----------      -----------   ------------
                                     $1,062,600        $507,419       $564,073


6. DEBT

    At March 31, 2000 and December 31, 1999, debt consisted of the following:

                                  MATURITY   INTEREST      MARCH 31,     DEC 31,
DEBT                                DATE       RATE            2000         1999
                                  -------- -------------  ----------  ----------
Line of credit                    06/24/01 LIBOR + 1.25%  $1,500,000  $1,500,000
Mortgage loan-Huntington LLC      09/01/07         7.97%   5,065,364   5,074,767
Mortgage loan-Magnolia Villas LLC 09/01/07         7.97%   4,721,629   4,730,394
Mortgage loan-Summit Place LLC    09/01/07         7.97%   7,053,051   7,066,145
Mortgage loan-Woodcrest LLC       09/01/07         7.97%   6,330,709   6,342,461
Mortgage loan-Greentree LLC       07/01/09         7.73%   6,685,992   6,699,284
Mortgage loan-Marsh Cove LLC      07/01/09         7.73%   8,119,911   8,136,056
Mortgage loan-Quarterdeck LLC     07/01/09         7.73%   9,915,050   9,934,763
Mortgage loan-Waters Edge LLC     07/01/09         7.73%   7,162,639   7,176,879
Mortgage loan-West Wind LLC       07/01/09         7.73%   9,154,803   9,173,004
Mortgage loan-Hammocks LLC        09/01/11         7.99%  18,718,466  18,753,048
Mortgage loan-Windsor Place LLC   09/01/11         7.99%   8,608,482   8,624,386
                                                          ----------  ----------
Total                                                    $93,036,096 $93,211,187



7. INCOME TAXES

    Merry Land is a taxable "C" corporation. The components of the income tax provision for the first quarter of 2000 are as follows:


Current federal tax                  $     -
Current state tax                          -
Deferred federal tax                  36,943
Deferred state tax                     6,468
                                     -------
                                     $43,411


    The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the first quarter of 2000 is as follows:

                                                                           % of
                                                                         pretax
                                                               $ Amount  income
                                                               --------  ------
Income tax expense at statutory rate                            $39,300   34.0%
Increases (reductions) in taxes resulting from:
  State and local income taxes, net of federal
   income tax benefit                                             4,577    4.0%
  Other                                                            (466)  (.4)%
                                                               --------  ------
                                                                $43,411   37.6%



8. SEGMENT INFORMATION

    Merry Land has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                                                                      Third
                                                                      Party
MARCH 31, 2000                Apartments  Commercial        Land   Services    Corporate Consolidated
                             ----------- ----------- ----------- ---------- ------------ ------------
Real estate rental revenue   $ 4,508,562 $   68,633  $   10,290  $       -  $         -  $ 4,587,485
Real estate expense            1,549,795     58,296      16,768          -            -    1,624,859
Depreciation and amortization    573,496      9,062       1,406          -       86,486      670,450
                             ----------- ----------- ----------- ---------- ------------ ------------
Income from real estate        2,385,271      1,275      (7,884)         -      (86,486)   2,292,176
Other income                           -          -     108,168    172,153       38,108      318,429
                             ----------- ----------- ----------- ---------- ------------ ------------
Segment income                 2,385,271      1,275     100,284    172,153      (48,378)   2,610,605
Interest expense                       -          -           -          -   (1,762,885)  (1,762,885)
General and administrative             -          -           -   (286,128)    (446,004)    (732,132)
                             ----------- ----------- ----------- ---------- ------------ ------------
Income before taxes            2,385,271      1,275     100,284   (113,975)  (2,257,267)     115,588
Income tax                             -          -           -          -      (43,411)     (43,411)
                             ----------- ----------- ----------- ---------- ------------ ------------
Net income                   $ 2,385,271 $    1,275  $  100,284  $(113,975) $(2,300,678) $    72,177
                             =========== =========== =========== ========== ============ ============
Capital investments          $   616,567 $        -  $  401,591  $       -  $    10,875  $ 1,029,033
                             =========== =========== =========== ========== ============ ============
Total real estate assets     $83,988,643 $2,275,427  $9,166,180  $       -  $   471,027  $95,901,277
                             =========== =========== =========== ========== ============ ============

                                                                     Third
                                                                     Party
MARCH 31, 1999                Apartments  Commercial        Land   Services    Corporate Consolidated
                             ----------- ----------- ----------- ---------- ------------ ------------
Real estate rental revenue   $ 1,946,986 $   38,028  $   23,290 $        -  $         -  $ 2,008,304
Real estate expense              686,677     51,774      26,242          -            -      764,693
Depreciation and amortization    276,450      9,052           -          -       72,866      358,368
                             ----------- ----------- ----------- ---------- ------------ ------------
Income from real estate          983,859    (22,798)     (2,952)         -      (72,866)     885,243
Other income                           -          -     412,783    786,512       39,052    1,238,347
                             ----------- ----------- ----------- ---------- ------------ ------------
Segment income                   983,859    (22,798)    409,831    786,512      (33,814)   2,123,590
Interest expense                       -          -           -          -     (841,029)    (841,029)
General and administrative             -          -           -   (120,892)    (397,509)    (518,401)
                             ----------- ----------- ----------- ---------- ------------ ------------
Income before taxes              983,859    (22,798)    409,831    665,620   (1,272,352)     764,160
Income tax                             -          -           -          -     (319,718)    (319,718)
                             ----------- ----------- ----------- ---------- ------------ ------------
Net income                   $    983,85 $  (22,798) $  409,831  $ 665,620  $(1,592,070) $   444,442
                             =========== =========== =========== ========== ============ ============
Capital investments          $    60,370 $        -  $   45,979  $       -  $     9,388  $   115,737
                             =========== =========== =========== ========== ============ ============
Total real estate assets     $30,448,228 $2,310,437  $7,271,584  $       -  $   708,726  $40,738,975
                             =========== =========== =========== ========== ============ ============


Form 10-Q - Part I. Financial Information
Item 2.

                        Merry Land Properties, Inc.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RECENT EVENTS

    On March 31, 2000, Merry Land entered into a joint venture with a real estate investment fund to buy Cypress Cove apartments in Melbourne, Florida, for $18.8 million. The joint venture entity funded $13.3 million of the cost with floating rate debt which will eventually be replaced with permanent mortgage financing. Merry Land is not obligated to repay the joint venture's debt or to make any additional capital contributions. Cypress Cove is a 326 unit apartment community built in 1990. The financial partner owns 90% of the venture, while Merry Land owns 10% and may receive a promoted interest upon the eventual disposition of the property. We will also provide property management services to the community at a rate of 3.5% of gross rental income.

    In April 2000, we completed the financing process for our 230 unit apartment MERRITT AT JAMES ISLAND project in Charleston and are set to begin construction. The all-in interest rate on this $16.2 million, forty year government sponsored construction and permanent mortgage loan is 8.65%. The projected cost of this community is $17.3 million and construction is scheduled to be completed by May 2001.

    In April 2000, Merry Land sold a commercial property located in downtown Augusta for $135 thousand in cash resulting in a $59 thousand gain. We are currently exploring the possibility of selling other downtown Augusta properties.

    In the coming months, Merry Land may offer its existing shareholders the right to purchase Convertible Trust Preferred Securities of Merry Land Capital Trust, a Delaware business trust owned by Merry Land. These securities will accrue distributions to their holders and will be convertible into Merry Land's common stock.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    RENTAL OPERATIONS-ALL APARTMENTS. At March 31, 2000, Merry Land owned eleven apartment communities, as described in the following table:

                                     Three Months ended March 31,
                               ------------------------------------------
                                    Average                Average
                                  Occupancy (1)         Rental Rate (2)
                               --------------------  --------------------
Community             Units     2000      1999        2000      1999
---------             -----    ------    ------      ------    ------
Woodcrest               248     96.5%       - % (3)   $542      $  - (3)
                      -----    ------    ------      ------    ------
  Total Augusta         248     96.5        -          542         -

Quarterdeck             230     98.8      99.4         696       643
Summit Place            226     97.4        -   (3)    542         - (3)
Waters Edge             200     97.3      97.7         631       585
Windsor Place           224     97.9        -   (3)    618         - (3)
                      -----    ------    ------      ------    ------
  Total Charleston      880     97.9      98.6         622       616

Greentree               194     94.5      97.1         625       602
Hammocks at Long Point  308     94.1        -   (3)    837         - (3)
Huntington              147     92.7        -   (3)    648         - (3)
Magnolia Villas         144     94.9        -   (3)    653         - (3)
Marsh Cove              188     95.2      95.2         706       680
West Wind               192     93.1      96.0         733       708
                      -----    ------    ------      ------    ------
  Total Savannah      1,173     94.1      96.1         718       663

Total                 2,301     95.8%     97.2%       $662      $643


(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
(3) Acquired on August 24, 1999.

    The following table describes the operating performance of all Merry Land's apartment communities (dollars in thousands, except average monthly rent):

                                                  Three Months ended March 31,
                           %       Change from    ----------------------------
                        Change     1999 to 2000           2000           1999
                        ------     ------------   -------------  -------------
Rental income           131.6%       $ 2,561.6       $ 4,508.6      $ 1,947.0
Total expenses (1)      120.5          1,160.2         2,123.4          963.2
                        ------     ------------   -------------  -------------
Operating income        142.4%       $ 1,401.4       $ 2,385.2      $   983.8

Average occupancy (2)      -            (1.4)%           95.8%          97.2%
Average monthly rent (3)  3.0%       $      19       $     662      $     643
Expense ratio (4)          -            (0.9)%           34.4%          35.3%


(1) Represents operating, real estate taxes, insurance and depreciation expenses.
(2) Represents the average physical occupancy at each month end for the period held.
(3) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
(4) Represents total operating expenses (excluding depreciation and amortization) divided by rental revenues.

    Merry Land's purchase of six of its eleven apartment communities in August 1999, accounted for most of the increase in apartment rental income and operating expenses. These communities contributed $2.5 million in rental income, offset by $0.8 million in operating expenses and $0.3 million in depreciation, netting $1.4 million of operating income before debt service during the first three months of 2000.

    The average rent rates for all communities at the end of the first quarter of 2000 increased 3.0% from the end of the first quarter of 1999. The 1.4% decrease in occupancy during the first three month period of 2000 resulted primarily from a decline in average occupancy in the Savannah communities. Occupancy in Savannah had improved to 95.7% at March 31, 2000.

    RENTAL OPERATIONS-SAME STORE APARTMENTS. The following table compares the performance of the 1,004 units which Merry Land held for the three months ended March 31, 2000 ("same store" results) to their performance for the same period in 1999 (dollars in thousands, except average monthly rent; see footnotes above):

                                                    Three months ended March 31,
                                 %     Change from  ---------------------------
                              Change  1999 to 2000         2000         1999
                              ------  ------------  ------------  -------------
Rental income                   3.1%    $  61.3       $ 2,008.3     $ 1,947.0

Personnel                     (10.2)      (25.1)          222.1         247.2
Utilities                       3.9         2.6            69.0          66.4
Operating                      21.6        12.9            72.6          59.7
Maintenance and grounds        12.8        16.1           141.4         125.3
Taxes and insurance             6.4        12.0           200.1         188.1
Depreciation and amortization   1.0         2.9           279.4         276.5
                              ------  ------------  ------------  ------------
Total expenses                  2.2        21.4           984.6         963.2

Operating income                4.1%    $  39.9       $ 1,023.7     $   983.8

Average occupancy (1)            -       (1.3)%           95.9%         97.2%
Average monthly rent (2)        5.4%    $    35       $     678     $     643
Expense ratio (3)                -       (0.1)%           35.2%         35.3%


    For the three months ended March 31, 2000, rental income increased $61 thousand, or 3.1%, for the five same store communities from the same period in 1999. A 5.4% increase in average monthly rents was offset by a 1.3% decline in occupancy, largely as a result of weaknesses in the Savannah market. Savannah's less than satisfactory results were in contrast to the excellent results in the Charleston communities where rents increased by 8.1%, while occupancy decreased slightly to 98.1%. At March 31, 2000, the Savannah communities' occupancy had improved to 96.0%.

    The Charleston market will see significant additions to supply in the remainder of 2000, which may adversely affect occupancy and rent rates in that city. We believe that physical occupancy should remain satisfactory despite these deliveries of new units if general economic activity, job growth and household formation remain strong. The Savannah market should continue to improve.

    Total operating expenses excluding depreciation for the year were up $21 thousand, or 2.2%. On site expenses, including personnel, operating, utilities, and maintenance expenses were up 3.2% primarily as a result of higher turnover costs and repairs.

    RENTAL OPERATIONS-COMMERCIAL. On March 31, 2000, we owned six commercial properties in the Augusta area containing a total of 169,915 square feet, including the office building where Merry Land's headquarters are located. During April 2000, we sold the Commerce Building, a 13.6 thousand square foot building located in downtown Augusta for $135 thousand. Two remaining buildings containing approximately 61 thousand square feet are located in the depressed downtown Augusta rental market and are in varying stages of physical obsolescence. Occupancy for all six commercial properties was approximately 55% at March 31, 2000.

    For the three months ended March 31, 2000, rental income increased by $30.6 thousand, or 80.5%, and total expenses increased $6.5 thousand, or 12.5%, from the same period in 1999 primarily due to higher occupancy.

    LAND. Merry Land owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. Land income decreased to $118 thousand in the first three months of 2000 from $436 thousand in 1999 due to the expiration of one of the royalty agreements during May 1999.

    MORTGAGE INTEREST INCOME. Interest income from mortgage notes receivable totaled $11 thousand in the three month period ended March 31, 2000, down from $17 thousand in the same period of 1999. The decrease was primarily due to the repayment of an outstanding note receivable in February 1999.

    PROPERTY MANAGEMENT AND DEVELOPMENT FEES. Property management fee income fell 89.8% to $21 thousand in the first three months of 2000 from $201 thousand in 1999. Development fee income fell 74.1% to $152 thousand from $586 thousand. These declines are due to the substantial completion of our agreement with Equity Residential Properties Trust, under which Merry Land provided property management and consulting services for twelve Equity Residential apartment communities under construction. Merry Land will collect another $728 thousand in 2000 and 2001 under these agreements. We are seeking other third party property management and development business.

    INTEREST EXPENSE. Interest expense related to the $91.9 million mortgage loans totaled $1.8 million for the first three months of 2000 compared to interest expense of $0.8 million on $38.3 million debt in 1999. Interest on Merry Land's line of credit totaled $28 thousand and interest capitalized related to development in progress was $88 thousand during the same period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $214 thousand or 41.2% to $732 thousand for the first three months in 2000 from $518 thousand for the same period in 1999. The increase was primarily due to the increased number of salaried corporate employees and the shortened vesting of non-executive employees' stock grants.

    INCOME BEFORE TAXES. Income before taxes decreased to $116 thousand for the three months ended March 31, 2000 from $764 thousand for the same period in 1999. The $1.4 million net operating income contributed by the six communities acquired in August 1999 was more than offset by the $614 thousand decrease in property management and development fee income, the $305 thousand decrease in clay royalty income, the $922 thousand increase in interest expense and the $214 thousand increase in general and administrative expenses.

    INCOME TAXES. Income tax expense for the three month period ended March 31, 2000, totaled $43 thousand, which consisted of $150 thousand in current income tax benefit and $193 thousand in deferred income tax expense. Income tax expense for the first quarter of 1999 totaled $320 thousand and consisted of $320 thousand in deferred income tax expense.

    PROJECTS UNDER DEVELOPMENT. Merry Land owns a 22 acre tract adjacent to its Quarterdeck Apartments in Charleston on which we began construction in April 2000 of Merritt at James Island, a 230 unit apartment community. The $17.3 million projected cost is being funded with non-recourse financing. The first units are expected to be available for rental in fall 2000.

    In 1999, we acquired a historic building in downtown Charleston which we are currently renovating into seven condominium units for sale to the public. Our total cost on the project will be approximately $1.5 million. We expect to begin realizing income from the sale of the condominiums this summer.

    We are pursuing the development of a 35 acre tract adjacent to our Waters Edge community that lies along the Ashley River in the Summerville area of Charleston for up to nine single family lots. We are in the final stages of obtaining zoning and regulatory approvals. If successful, we will spend approximately $700 thousand on road and infrastructure and begin marketing the lots later this year.

    We are evaluating the feasibility of establishing a wetland mitigation bank on a portion of the Merry tract located in Augusta. If successful in establishing the bank, we would be awarded credits for preserving, creating or enhancing wetlands, and these credits could then be sold to others who have destroyed wetlands elsewhere. While we believe our prospects for establishing a bank are good, there seems to be a limited demand for credits in our local service area.

    FUNDS FROM OPERATIONS. For the three month period ended March 31, 2000, funds from operations were $708 thousand compared to $809 thousand for the same period in 1999. The following is a reconciliation of net income to funds from operations (data in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           2000           1999
                                                    -------------  -------------
Net income                                            $    72.2      $   444.4
Add depreciation of real estate owned                     584.1          285.5
Add long term capital loss                                   -            29.5
Add tax benefit resulting from permanent
  difference in book and tax basis                         52.1           49.8
                                                    -------------  -------------
Funds from operations available to common shares      $   708.4      $   809.2
                                                    =============  =============
Weighted average common shares outstanding-
  Basic                                                 2,216.7        2,181.1
  Diluted                                               2,292.9        2,245.7


    Even though first quarter FFO was less than that of last year, recurring FFO is at a higher level now than it was at this point in 1999. FFO in 1999 included an additional $434 thousand in development income from Merry Land's agreement with Equity Residential to complete our predecessor company's development pipeline and an additional $181 thousand in management fee income from the six joint venture communities which were acquired in August 1999. In addition, clay royalty payments decreased $305 thousand as one of the royalty agreements expired. However, as a result of the six 1999 apartment acquisitions, first quarter 2000 apartment operating income before depreciation was up $1.7 million and $0.8 million net of the incremental mortgage interest expense.

    The company believes that funds from operations are an important measure of its operating performance. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income, or as an indicator of the company's operating performance, or as a measure of the company's liquidity. The company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring items and net realized gains (losses), plus depreciation of operating real estate.

    FINANCIAL STRUCTURE. At March 31, 2000, total debt equaled 89% of total capitalization at cost and 86% of total capitalization with equity valued at market (2,646,966 shares outstanding at the March 31, 2000 closing price of $5.625 per share). At that date, Merry Land's financial structure was as follows (dollars in thousands):

                                           Equity at
                                    % of      Market    % of
                          Book     Total       Value   Total
                       ---------  -------  ---------  -------
Line of credit         $   1,500      2%   $   1,500      1%
Mortgage loans            91,536     87       91,536     85
                       ---------  -------  ---------  -------
Total debt                93,036     89       93,036     86
Common stock              11,648     11       14,889     14
                       ---------  -------  ---------  -------
Total capitalization   $ 104,684    100%   $ 107,925    100%
                       =========  =======  =========  =======

    INFLATION. Substantially all of Merry Land's leases are for terms of one year or less, which should enable us to replace existing leases with new leases at higher rental rates in times of rising prices. We believe that this would offset the effect of cost increases stemming from inflation.

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

Form 10-Q - Part I. Financial Information
Item 3.

                        Merry Land Properties, Inc.
        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes to Merry Land's reported market risk since December 31, 1999.

Form 10-Q - Merry Land Properties, Inc.
PART II. OTHER INFORMATION

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

          (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the company's Annual Report on Form 10-K for the year ended
          December 31, 1999).

          (27) Financial Data Schedules

          b. Reports on Form 8-K. The registrant filed no reports on Form 8-K during the first quarter of 2000.

Form 10-Q - Merry Land Properties, Inc.
SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MERRY LAND PROPERTIES, INC.



                            /S/ DORRIE E. GREEN
                            Dorrie E. Green
                            Vice President and
                            Chief Financial Officer

May 15, 2000