Form 10-Q
period 2000-06-30
MERRY LAND PROPERTIES INC
filed 2000-08-14
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                ___________

                                  FORM 10Q
                                ___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                        For the fiscal quarter ended

                               JUNE 30, 2000
                     Commission file number: 000-29778

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes__X__. No____.

The number of shares of common stock outstanding as of July 25, 2000 was 2,666,966.

Form 10-Q - Merry Land Properties, Inc.
Index


PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements
        Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 3 Consolidated Statements of Income - Three months ended June 30,
         2000 and 1999 and six months ended June 30, 2000 and 1999          4
        Consolidated Statements of Cash Flows - Six months ended June 30,
         2000 and 1999                                                      5
        Notes to consolidated financial statements                          6
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             11
Item 3. Quantitative and Qualitative Disclosures about Market Risk         19


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  20
Item 2. Changes in Securities and Use of Proceeds                          20
Item 3. Defaults upon Senior Securities                                    20
Item 4. Submission of Matters to a Vote of Security Holders                20
Item 5. Other Information                                                  20
Item 6. Exhibits and Reports on Form 8-K                                   21


SIGNATURES                                                                 22

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements
                Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS


                                                     Unaudited
                                                      June 30,      Dec. 31,
                                                          2000          1999
                                                   -----------   -----------
ASSETS
  Real estate assets, at cost:
    Land held for mining and development          $  4,107,977  $  5,905,288
    Apartments                                      96,980,911    95,615,665
    Commercial rental property                       2,401,449     2,627,652
    Furniture and equipment                          1,891,295     1,882,536
    Development in progress                          6,172,984     2,820,564
                                                  ------------  ------------
        Total cost                                 111,554,616   108,851,705
    Accumulated depreciation and depletion         (14,736,301)  (13,335,596)
                                                  ------------  ------------
                                                    96,818,315    95,516,109

INVESTMENT IN JOINT VENTURE                            584,500             -

CASH AND CASH EQUIVALENTS                            2,297,358     3,067,372

ESCROWED CASH                                        1,771,642     1,187,142

OTHER ASSETS
  Notes receivable                                     481,467       564,073
  Deferred loan costs                                1,614,707     1,111,309
  Other receivable                                     180,702       154,496
  Deferred tax asset                                 5,648,498     5,733,521
  Other                                                231,661        72,603
                                                  ------------  ------------
                                                     8,157,035     7,636,002
                                                  ------------  ------------
TOTAL ASSETS                                      $109,628,850  $107,406,625
                                                  ============  ============
NOTES PAYABLE
  Line of credit                                  $  1,500,000  $  1,500,000
  Construction loans                                 2,021,022             -
  Mortgage loans                                    91,377,342    91,711,187
                                                  ------------  ------------
                                                    94,898,364    93,211,187

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                     636,946       631,863
  Accrued property taxes                               373,012       467,863
  Deferred revenue                                     161,294       172,100
  Other                                              1,095,789     1,262,961
                                                  ------------  ------------
                                                     2,267,041     2,534,787
STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value                   2,666,966     2,601,300
  Capital surplus                                    9,407,035     9,139,014
  Unamortized compensation                          (1,892,093)   (1,710,055)
  Cumulative undistributed net earnings              2,783,666     2,648,324
  Receivable from ESOP                                (502,129)   (1,017,932)
                                                  ------------  ------------
                                                    12,463,445    11,660,651
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $109,628,850  $107,406,625
                                                  ============  ============


       The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements

                Merry Land Properties, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                 Three months              Six months
                                ended June 30,          ended June 30,
                              ----------------------  ----------------------
                                    2000        1999        2000        1999
                              ----------  ----------  ----------  ----------
INCOME
Rental income                 $4,681,055  $2,062,043  $9,268,540  $4,070,347
Royalty income                   197,012     526,047     305,180     938,830
Interest income                   55,179      76,410      93,287     144,974
Management fees                   46,998     231,844      67,480     432,606
Development fees                 162,500     428,766     314,171   1,014,516
Long term gain (loss)             53,305           -      53,305     (29,512)
Other income                      12,380           -      12,380           -
                              ----------  ----------  ----------  ----------
                               5,208,429   3,325,110  10,114,343   6,571,761
EXPENSES
Rental expense                 1,722,309     812,660   3,347,168   1,577,353
Interest expense               1,787,034     843,299   3,549,919   1,684,328
Depreciation                     756,841     359,776   1,400,705     718,144
Amortization                      26,586           -      53,172           -
General and administrative
expense                          812,531     652,945   1,544,664   1,171,347
                              ----------  ----------  ----------  ----------
                               5,105,301   2,668,680   9,895,628   5,151,172
INCOME BEFORE TAXES AND
EXTRAORDINARY ITEM               103,128     656,430     218,715   1,420,589

Income taxes                      39,962      66,512      83,373     386,230
                              ----------  ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY
ITEM                              63,166     589,918     135,342   1,034,359

Extraordinary gain -
discount on repayment of
debt, net of income
tax provision of $441,746              -     721,969           -     721,969
                              ----------  ----------  ----------  ----------
NET INCOME                        63,166   1,311,887     135,342   1,756,328

Discount on redemption of
preferred stock                        -   1,163,715           -   1,163,715
                              ----------  ----------  ----------  ----------
NET INCOME - COMMON           $   63,166  $2,475,602  $  135,342  $2,920,043
                              ==========  ==========  ==========  ==========

WEIGHTED AVERAGE COMMON
SHARES
  Basic                        2,216,669   2,181,070   2,216,669   2,181,070
  Diluted                      2,321,782   2,264,523   2,307,350   2,246,043

EARNINGS PER COMMON SHARE
  Basic                       $     0.03  $     1.14  $     0.06  $     1.34
                              ==========  ==========  ==========  ==========
  Diluted                     $     0.03  $     1.09  $     0.06  $     1.30
                              ==========  ==========  ==========  ==========


      The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements
               Merry Land Properties, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Six months ended June 30,
                                           -----------------------------
                                                  2000              1999
                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $  135,342        $1,756,328
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Gain on sale of real property               (53,305)                -
   Discount on repayment of debt,
    net of taxes                                     -          (721,969)
   Depreciation expense                      1,400,705           718,144
   Amortization expense                         53,172                 -
   Decrease (increase) in mortgage
    escrow                                     321,066          (360,367)
   Amortization of compensation
    element of restricted stock grants         151,734            66,640
   Income tax expense                           83,373           218,230
   Increase (decrease) in other payables      (167,172)          251,145
   Decrease (increase) in other assets        (159,058)           63,038
   Decrease in dividend payable                      -           (81,111)
   Decrease (increase) in other receivables    (26,206)          259,834
   Increase (decrease) in deferred revenue     (10,806)           64,608
   Decrease in property taxes payable          (94,851)          (72,723)
   Increase (decrease) in accrued interest       5,083          (444,553)
   Other                                       (51,607)         (113,986)
                                           -----------       -----------
     Net cash provided by operating
       activities                            1,587,470         1,603,308

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on notes
    receivable                                  82,606           665,963
   Capitalized costs, improvements
    and replacements                        (1,457,505)         (264,241)
   Sale (purchase) of real property            351,642          (826,342)
   Investment in joint venture                (584,500)                -
   Expenditures for development             (1,543,743)         (208,838)
   Increase in development escrow             (905,566)                -
   Decrease (increase) in
    receivable from ESOP                       515,803          (575,915)
                                           -----------       -----------
     Net cash used in investing
       activities                           (3,541,263)       (1,209,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments on)
    mortgage loans                            (333,845)       41,241,000
   Proceeds from construction loan           2,021,022                 -
   Repayment of senior debt                          -       (18,317,429)
   Repayment of subordinated debt                    -       (18,836,285)
   Redemption of preferred stock                     -        (3,836,285)
   Increase in deferred loan costs            (503,398)         (574,819)
                                           -----------       -----------
     Net cash provided by (used in)
       financing activities                  1,183,779          (323,818)
                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH               (770,014)           70,117
CASH AT BEGINNING OF PERIOD                  3,067,372         3,995,365
                                           -----------       -----------
CASH AT END OF PERIOD                       $2,297,358        $4,065,482
                                           ===========       ===========

Interest paid                               $3,544,836        $1,935,548
Income taxes paid                           $    1,049        $  169,773


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


2.  BASIS OF PRESENTATION

    The consolidated financial statements for the six month periods ended June 30, 2000 and June 30, 1999, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.


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

     A reconciliation of the average outstanding shares used in the four calculations is as follows:

                                    Three Months Ended     Six Months Ended
                                   --------------------  --------------------
                                    June 30,   June 30,   June 30,   June 30,
                                        2000       1999       2000       1999
                                   ---------  ---------  ---------  ---------
Weighted average shares
 outstanding-basic                 2,216,669  2,181,070  2,216,669  2,181,070
Dilutive potential common shares     105,113     83,453     90,681     64,973
                                   ---------  ---------  ---------  ---------
Weighted average shares
 outstanding-diluted               2,321,782  2,264,523  2,307,350  2,246,043



5.  NOTES RECEIVABLE

    At June 30, 2000 and December 31, 1999, notes receivable consisted of the following:

                                             Note Balances at
                                          -----------------------
                                Original    June 30,  December 31,
    NOTE         Rate    Due      Amount        2000         1999
-------------   -----  -----  ----------  ----------  -----------
Brothersville   6.00%  11/12  $  675,000  $  395,891  $   470,957
Brothersville  10.00%   9/02     327,600      31,988       38,195
New Zion        7.00%  11/12      60,000      53,588       54,921
                              ----------  ----------  -----------
                              $1,062,600  $  481,467  $   564,073


6.  DEBT

    At June 30, 2000 and December 31, 1999, debt consisted of the following:

                                  Maturity     Interest       June 30,    Dec. 31,
Debt                                  Date         Rate           2000        1999
--------------------------------  --------  -----------   ------------ -----------
Line of credit                     6/24/01  LIBOR+1.25%   $ 1,500,000  $ 1,500,000
Construction/permanent loan        4/19/40        8.65% (1) 2,021,022            -
Mortgage loan-Huntington LLC      09/01/07        7.97%     5,056,882    5,074,767
Mortgage loan-Magnolia Villas LLC 09/01/07        7.97%     4,713,722    4,730,394
Mortgage loan-Summit Place LLC    09/01/07        7.97%     7,041,240    7,066,145
Mortgage loan-Woodcrest LLC       09/01/07        7.97%     6,320,108    6,342,461
Mortgage loan-Greentree LLC       07/01/09        7.73%     6,673,861    6,699,284
Mortgage loan-Marsh Cove LLC      07/01/09        7.73%     8,105,181    8,136,056
Mortgage loan-Quarterdeck LLC     07/01/09        7.73%     9,897,061    9,934,763
Mortgage loan-Waters Edge LLC     07/01/09        7.73%     7,149,643    7,176,879
Mortgage loan-West Wind LLC       07/01/09        7.73%     9,138,194    9,173,004
Mortgage loan-Hammocks LLC        09/01/11        7.99%    18,687,300   18,753,048
Mortgage loan-Windsor Place LLC   09/01/11        7.99%     8,594,150    8,624,386
                                                          -----------  -----------
Total                                                     $94,898,364  $93,211,187

(1) Represents 8.375% during construction, 8.15% permanent financing and .50% insurance premium.

    In April 2000, Merry Land completed the financing process for its 230 unit apartment Merritt at James Island project in Charleston and has began construction. The all-in interest rate on this $16.2 million, forty year government sponsored construction and permanent mortgage loan is 8.65%.

7.  INCOME TAXES

    Merry Land is a taxable "C" corporation. The components of the income tax provision for the six months ended June 30, 2000 are as follows:

Current federal tax          $          -
Current state tax                       -
Deferred federal tax               69,901
Deferred state tax                 13,472
                             ------------
                             $     83,373

    The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the six months ended June 30, 2000 is as follows:

                                                                    % of
                                                                  pretax
                                                      $ Amount    income
                                                      --------   -------
Income tax expense at statutory rate                  $ 74,363     34.0%
Increases in taxes resulting from:
  State and local income taxes, net of federal
   income tax benefit                                    8,660      4.0
  Other                                                    349      0.1
                                                      --------   -------
                                                      $ 83,373     38.1%

8.  SEGMENT INFORMATION

    Merry Land has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                  Third
Three months ending                                               Party
June 30, 2000               Apartments  Commercial       Land  Services   Corporate Consolidated
                           ----------- ---------- ---------- --------- ----------- ------------
Real estate rental revenue $ 4,690,704 $   58,456 $   12,895 $       - $         - $  4,681,055
Real estate expense          1,642,969     56,842     22,498         -           -    1,722,309
Depreciation and
amortization                   605,874     92,381      1,405         -      83,768      783,428
                           ----------- ---------- ---------- --------- ----------- ------------
Income from real estate      2,360,861    (90,767)   (11,008)        -     (83,768)   2,175,318
Other income                         -          -    197,012   209,498     120,865      527,375
                           ----------- ---------- ---------- --------- ----------- ------------
Segment income               2,360,861    (90,767)   186,004   209,498      37,097    2,702,693
Interest expense                     -          -          -         -  (1,787,034)  (1,787,034)
General and administrative           -          -          -  (260,156)   (552,376)    (812,532)
                           ----------- ---------- ---------- --------- ----------- ------------
Income before taxes          2,360,861    (90,767)   186,004   (50,658) (2,302,313)     103,127
Income tax                           -          -          -         -     (39,962)     (39,962)
                           ----------- ---------- ----------- --------- ----------- ------------
Net income                 $ 2,360,861 $  (90,767)$   186,004 $ (50,658)$(2,342,275)$     63,165
                           =========== ========== =========== ========= =========== ============
Capital investments        $   814,415 $        - $ 1,159,916 $       - $         - $  1,972,215
                           =========== ========== =========== ========= =========== ============
Total real estate assets   $84,197,185 $1,956,843 $10,244,407 $       - $         - $ 96,818,315
                           =========== ========== =========== ========= =========== ============

                                                                  Third
Three months ending                                               Party
June 30, 1999               Apartments Commercial        Land  Services   Corporate Consolidated
                           ----------- ---------- ----------- --------- ----------- ------------
Real estate rental revenue $ 1,991,985 $   46,939 $    23,119 $       - $         - $  2,062,043
Real estate expense            710,660     74,989      27,011         -           -      812,660
Depreciation and
amortization                   276,451      9,052       1,406         -      72,867      359,776
                           ----------- ---------- ----------- --------- ----------- ------------
Income from real estate      1,004,874    (37,102)     (5,298)        -     (72,867)     889,607
Other income                         -          -     526,047   660,610      76,410    1,263,067
                           ----------- ---------- ----------- --------- ----------- ------------
Segment income               1,004,874    (37,102)    520,749   660,610       3,543    2,152,674
Interest expense                     -          -           -         -    (843,299)    (843,299)
General and administrative           -          -           -  (345,229)   (307,716)    (652,945)
                           ----------- ---------- ----------- --------- ----------- ------------
Income before taxes and
extraordinary item           1,004,874    (37,102)    520,749   315,381  (1,147,472)     656,430
Income tax                           -          -           -         -     (66,512)     (66,512)
                           ----------- ---------- ----------- --------- ----------- ------------
Income before
extraordinary item         $ 1,004,874 $  (37,102)$   520,749 $ 315,381 $(1,213,984)$    589,918
Extraordinary item                   -          -           -         -     721,969      721,969
                           ----------- ---------- ----------- --------- ----------- ------------
Net income                 $ 1,004,874 $  (37,102)$   520,749 $ 315,381 $  (492,015)$  1,311,887
                           =========== ========== =========== ========= =========== ============
Capital investments        $   207,356 $        - $   162,859 $       - $   232,799 $    603,014
                           =========== ========== =========== ========= =========== ============
Total real estate assets   $30,534,847 $2,307,014 $ 8,285,814 $       - $   680,882 $ 41,808,557
                           =========== ========== =========== ========= =========== ============

                                                                   Third
Six months ending                                                  Party
June 30, 2000               Apartments Commercial        Land   Services   Corporate Consolidated
                           ----------- ---------- ----------- ---------- ----------- ------------
Real estate rental revenue $ 9,118,266 $  127,089 $    23,185 $        - $         - $  9,268,540
Real estate expense          3,192,764    115,138      39,266          -           -    3,347,168
Depreciation and
amortization                 1,179,370    101,443       2,811          -     170,254    1,453,878
                           ----------- ---------- ----------- ---------- ----------- ------------
Income from real estate      4,746,132    (89,492)    (18,892)         -    (170,254)   4,467,494
Other income                         -          -     305,180    381,651     158,973      845,804
                           ----------- ---------- ----------- ---------- ----------- ------------
Segment income               4,746,132    (89,492)    286,288    681,651     (11,281)   5,313,298
Interest expense                     -          -           -          -  (3,549,919)  (3,549,919)
General and administrative           -          -           -   (546,284)   (998,380)  (1,544,664)
                           ----------- ---------- ----------- ---------- ----------- ------------
Income before taxes          2,360,861    (89,492)    286,288   (164,633) (4,559,580)     218,715
Income tax                           -          -           -          -     (83,373)     (83,373)
                           ----------- ---------- ----------- ---------- ----------- ------------
Net income                 $ 4,746,132 $  (89,492)$   286,288 $ (164,633)$(4,642,953)$    135,342
                           =========== ========== =========== ========== =========== ============
Capital investments        $ 1,430,982 $        - $ 1,561,507 $        - $         - $  3,001,248
                           =========== ========== =========== ========== =========== ============
Total real estate assets   $84,197,185 $1,956,843 $10,244,407 $        - $         - $ 96,818,315
                           =========== ========== =========== ========== =========== ============

                                                                   Third
Six months ending                                                  Party
June 30, 1999               Apartments Commercial        Land   Services   Corporate Consolidated
                           ----------- ---------- ----------- ---------- ----------- ------------
Real estate rental revenue $ 3,938,971 $   84,967 $    46,409 $        - $         - $  4,070,347
Real estate expense          1,397,337    126,763      53,253          -           -    1,577,353
Depreciation and
amortization                   552,901     18,104       1,406          -     145,733      718,144
                           ----------- ---------- ----------- ---------- ----------- ------------
Income from real estate      1,988,733    (59,900)     (8,250)         -    (145,733)   1,774,850
Other income                         -          -     938,830  1,447,122     115,462    2,501,414
                           ----------- ---------- ----------- ---------- ----------- ------------
Segment income               1,988,733    (59,900)    930,580  1,447,122     (30,271)   4,276,264
Interest expense                     -          -           -          -  (1,684,328)  (1,684,328)
General and administrative           -          -           -   (466,121)   (705,226)  (1,171,347)
                           ----------- ---------- ----------- ---------- ----------- ------------
Income before taxes and
extraordinary item           1,988,733    (59,900)    930,580    981,001  (2,419,825)   1,420,589
Income tax                           -          -           -          -    (386,230)    (386,230)
                           ----------- ---------- ----------- ---------- ----------- ------------
Income before
extraordinary item         $ 1,988,733 $  (59,900)$   930,580 $  981,001 $(2,806,055)$  1,034,359
Extraordinary item                   -          -           -          -     721,969      721,969
                           ----------- ---------- ----------- ---------- ----------- ------------
Net income                 $ 1,988,733 $  (59,900)$   930,580 $  981,001 $(2,084,086)$  1,756,328
                           =========== ========== =========== ========== =========== ============
Capital investments        $   267,726 $        - $   208,838 $        - $   242,187 $    718,751
                           =========== ========== =========== ========== =========== ============
Total real estate assets   $30,534,847 $2,307,014 $ 8,285,814 $        - $   680,882 $ 41,808,557
                           =========== ========== =========== ========== =========== ============


Form 10-Q - Part I. Financial Information
Item 2.

                        Merry Land Properties, Inc.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RECENT EVENTS

    During the last few quarters, Merry Land had considered offering its existing shareholders the right to purchase Convertible Trust Preferred Securities of Merry Land Capital Trust, a Delaware business trust owned by Merry Land. These securities would have accrued distributions to their holders and would have been convertible into Merry Land's common stock. However, due to the current market conditions, we have decided to postpone indefinitely this stock rights offering.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     RENTAL OPERATIONS-ALL APARTMENTS. At June 30, 2000, Merry Land owned eleven apartment communities, as described in the following table:

                                    Six Months ended June 30,
                                ---------------------------------
                                    Average            Average
                                  Occupancy             Rental
                                        (1)           Rate (2)
                                --------------     --------------
Community              Units      2000    1999       2000    1999
--------------------  ------    ------  ------     ------  ------
Woodcrest               248      95.9%     - % (3)  $526    $  - (3)
                      ------    ------  ------     ------  ------
  Total Augusta         248      95.9      -         526       -

Quarterdeck             230      98.2    99.7        716     655
Summit Place            226      97.1       - (3)    550       - (3)
Waters Edge             200      97.8    98.6        648     598
Windsor Place           224      97.4       - (3)    633       - (3)
                      ------    ------  ------     ------  ------
  Total Charleston      880      97.6    99.2        637     628

Greentree               194      95.1    96.5        633     604
Hammocks at Long Point  308      94.8       - (3)    852       - (3)
Huntington              147      95.2       - (3)    656       - (3)
Magnolia Villas         144      95.8       - (3)    665       - (3)
Marsh Cove              188      96.5    97.0        712     684
West Wind               192      94.2    95.3        739     708
                      ------    ------  ------     ------  ------
  Total Savannah      1,173      95.2    96.3        727     665

Total                 2,301      96.2%   97.5%      $671    $649


(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at June 30.
(3) Acquired on August 24, 1999.

     The following table describes the operating performance of all Merry Land's apartment communities (dollars in thousands, except average monthly rent):

                                                 Six Months ended June 30,
                             %      Change from  ------------------------
                          Change   1999 to 2000       2000          1999
                          ------   ------------  ----------    ----------
Rental income               132%      $ 5,179     $  9,118      $  3,939
Total expenses (1)          124         2,422        4,372         1,950
                          ------   ------------  ----------    ----------
Operating income            139%      $ 2,757     $  4,746      $  1,989

Average occupancy (2)         -        (1.3)%        96.2%         97.5%
Average monthly rent (3)    3.4%      $    22     $    671      $    649
Expense ratio (4)             -        (0.4)%        35.1%         35.5%


(1) Represents operating, real estate taxes, insurance and depreciation expenses.
(2) Represents the average physical occupancy at each month end for the period held.
(3) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June 30.
(4) Represents total operating expenses (excluding depreciation and amortization) divided by rental revenues.

    Merry Land's purchase of six of its eleven apartment communities in August 1999, accounted for most of the increase in apartment rental income and operating expenses. These communities contributed $5.0 million in rental income, offset by $1.7 million in operating expenses and $0.6 million in depreciation, netting $2.7 million of operating income before debt service during the first six months of 2000.

     The average rent rates for all communities at the end of the second quarter of 2000 increased 3.4% from the end of the second quarter of 1999. The decrease in occupancy during the first six month period of 2000 resulted from a decline in average occupancy in both the Savannah and Charleston communities. Occupancy in Charleston and Savannah had improved to an overall average of 97.4% at June 30, 2000.

     RENTAL OPERATIONS-SAME STORE APARTMENTS. The following table compares the performance of the 1,004 units which Merry Land held for the six month period of both 2000 and 1999 ("same store" results) (dollars in thousands, except average monthly rent; see footnotes above):

                                                     Six months ended June 30,
                                 %      Change from  ________________________
                               Change  1999 to 2000      2000          1999
                               ------  ------------  ----------    ----------
Rental income                     4%      $160         $ 4,099       $ 3,939

Personnel                        (7)       (37)            473           510
Utilities                         6          7             133           126
Operating                        (1)        (2)            139           141
Maintenance and grounds          25         61             305           244
Taxes and insurance               6         25             401           376
Depreciation and amortization     3         18             571           553
                               ------  ------------  ----------    ----------
Total expenses                    4%        72           2,022         1,950

Operating income                  4%      $ 88         $ 2,077       $ 1,989

Average occupancy (1)             -     (1.1)%           96.4%         97.5%
Average monthly rent (2)        6.3%       $41         $   690       $   649
Expense ratio (3)                 -       0.1%           35.4%         35.5%


     For the six months ended June 30, 2000, rental income increased as a result of a 6.3% increase in average monthly rents offset by a 1.1% decline in occupancy. At June 30, 2000, the Savannah and Charleston communities' occupancy had improved to 96.5% and 99.1%, respectively.

     The Charleston market will see significant additions to supply in the remainder of 2000, which may adversely affect occupancy and rent rates in that city. We believe that physical occupancy should remain satisfactory despite these deliveries of new units if general economic activity, job growth and household formation remain strong. Savannah is experiencing more limited additions to supply.

     Total operating expenses excluding depreciation for the year were up $54 thousand, or 3.9%. On site expenses, including personnel, operating, utilities, and maintenance expenses were up 2.9% primarily as a result of higher turnover costs and repairs.


     RENTAL OPERATIONS-COMMERCIAL. On June 30, 2000, we owned four commercial properties in the Augusta area containing a total of 140,240 square feet, including the office building where Merry Land's headquarters are located. During April and June 2000, we sold the Commerce Building, a 13,600 square foot building, and the Convention Center, a 16,100 square foot building, for a total of $260 thousand. Occupancy for the four remaining commercial properties was approximately 55% at June 30, 2000.

     For the six months ended June 30, 2000, the net operating loss was $207 thousand compared to a $205 thousand loss for 1999. Rental income increased by $42 thousand, or 49.7%, and total expenses increased $44 thousand, or 15.2%, from the same period in 1999 primarily due to higher occupancy.


     LAND. Merry Land owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. Land income decreased to $328 thousand in the first six months of 2000 from $985 thousand in 1999 due to the expiration of one of the clay royalty agreements during May 1999. (Dollars in thousands for the following table.)

                                        Six months ended June 30,
                     %    Change from   ------------------------
                  Change  1999 to 2000      2000          1999
                  ------  ------------  ----------    ----------
Rents              (50)%    $   (23)      $   23        $   46
Royalty
  Sand             (27)         (29)          79           108
  Clay             (73)        (605)         226           831
                  ------  ------------  ----------    ----------
    Total Royalty  (68)        (634)         305           939

Total Land         (67)%    $  (657)      $  328        $  985



     PROPERTY MANAGEMENT AND DEVELOPMENT FEES. Property management fee income fell 84% to $67 thousand in the first six months of 2000 from $433 thousand in 1999. Development fee income fell 69% to $314 thousand from $1.0 million. These declines are due to the substantial completion of several agreements with Equity Residential Properties Trust, under which Merry Land provided property management and consulting services for twelve Equity Residential apartment communities under construction. In the remainder of 2000 and in 2001, Merry Land will collect another $586 thousand under the Equity Residential development agreements and another $80 thousand from Godley Station, a third party development located in Savannah.

     Third party management fees other than those from the Equity Residential Communities increased from $6 thousand for the first six months of 1999 to $46 thousand for the same period in 2000. This $40 thousand increase was primarily due to the additional fees generated from both the Cypress Cove Joint Venture's and the Godley Station's 2000 management agreements. The company received $13 thousand in management fees for the first six months of 2000 from the Enterprise Mill, however, this contract will be terminated on August 1, 2000, following the successful lease up of that community.


     LONG TERM GAIN. During the second quarter 2000 the sale of the two commercial buildings and several tracts of clay land all located in Augusta resulted in a net long term gain of $53 thousand.


     JOINT VENTURE INCOME. Merry Land earned $12 thousand in income from its investment in Cypress Cove community joint venture for the second quarter of 2000.

     INTEREST EXPENSE. Interest expense totaled $3.8 million for the first six months of 2000 compared to $1.7 million in 1999 as a result of greater borrowings outstanding. Interest capitalized related to development in progress was $202 thousand during the first six months 2000.

                                            Six months ended June 30,
                             Change from    ------------------------
                            1999 to 2000        2000          1999
                            ------------    ----------    ----------
Line of credit               $   59          $    59       $     -
Construction loans               30               30             -
Mortgage loans                3,601            3,663            62
Senior debt                    (656)               -           656
Subordinated debt              (886)               -           886
Preferred stock                 (81)               -            81
                            ------------    ----------    ----------
Total interest expense        2,067            3,752         1,685
Capitalized for development    (202)            (202)            -
                            ------------    ----------    ----------
Net interest                 $ 3,843         $ 3,550       $ 1,685



     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $373 thousand or 31.9% to $1.5 million for the first six months in 2000 from $1.2 million for the same period in 1999. The increase was due to higher employee costs, the fees related to the company's proposed rights offering, and the increase of acquisition costs.


     INCOME BEFORE TAXES AND EXTRAORDINARY ITEMS. Income before taxes and extraordinary items decreased 84.6%, to $219 thousand for the six months ended June 30, 2000 from $1.4 million for the same period in 1999. The $700 thousand net operating income after interest expense contributed by the six communities acquired in August 1999 was more than offset by the decreases in property management and development fee income, and in clay royalty income.


     INCOME TAXES. Income tax expense for the six month period ended June 30, 2000, totaled $83 thousand, which consisted of $272 thousand in current income tax benefit and $355 thousand in deferred income tax expense. Income tax expense for 1999 totaled $386 thousand and consisted of $432 thousand in current income tax benefit and $818 thousand in deferred income tax expense.


     PROJECTS UNDER DEVELOPMENT. Merry Land owns a 22 acre tract adjacent to its Quarterdeck Apartments in Charleston on which we began construction in April 2000 of Merritt at James Island, a 230 unit apartment community. The $17.3 million projected cost is being funded with non-recourse financing. The first units are expected to be available for rental in late 2000.

     In 1999, we acquired a historic building in downtown Charleston which we are currently renovating into seven condominium units for sale to the public. Our total cost on the project will be approximately $1.5 million. We expect to begin realizing income from the sale of the condominiums at the end of this summer.

    In the fourth quarter of this year, Merry Land is considering beginning the construction of the Merritt at Whitemarsh community on a portion of the 26 acres owned next to our Hammocks at Long Point Community in Savannah.

    We are pursuing the development of a 35 acre tract adjacent to our Waters Edge community that lies along the Ashley River in the Summerville area of Charleston for up to nine single family lots. We expect to spend approximately $800 thousand on road and infrastructure and then begin marketing the lots.


     FUNDS FROM OPERATIONS. For the six month period ended June 30, 2000, funds from operations were $1.5 million compared to $1.7 million for the same period in 1999. The following is a reconciliation of net income to funds from operations (data in thousands):

                                                     Six months ended June 30,
                                                     ------------------------
                                                         2000          1999
                                                     ----------    ----------
Net income                                             $  135        $2,920
Add depreciation of real estate owned                   1,284           571
Add long term capital loss (gain)                         (53)           30
Add tax benefit resulting from permanent difference
  in book and tax basis                                   104           104
Less extraordinary gain                                     -          (722)
Less discount on redemption of preferred stock              -        (1,164)
                                                     ----------    ----------
Funds from operations available to common shares       $1,470        $1,739
                                                     ----------    ----------
Weighted average common shares outstanding-
    Basic                                               2,217         2,181
    Diluted                                             2,307         2,246


    Even though the first six month's FFO was less than that of last year, recurring FFO is at a higher level compared to 1999. FFO in 1999 included $1.0 million in development income from Merry Land's agreement with Equity Residential to complete our predecessor company's development pipeline and $232 thousand in management fee income from the six joint venture communities which were acquired in August 1999. In addition, clay royalty payments decreased $605 thousand as one of the royalty agreements expired. However, as a result of the six 1999 apartment acquisitions, the first six months 2000 apartment operating income before depreciation was up $3.3 million and $1.3 million net of the incremental mortgage interest expense.

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

     FINANCIAL STRUCTURE. Merry Land uses debt to finance most of its acquisitions and development activities and, as a result, is a highly leveraged company. At June 30, 2000, total debt equaled 88% of total capitalization at cost and 87% of total capitalization with equity valued at market (2,666,966 shares outstanding at the June 30, 2000 closing price of $5.1875 per share). At that date, Merry Land's financial structure was as follows (dollars in thousands):

                         Equity at            Equity at
                              Book    % of       Market    % of
                             Value   Total        Value   Total
                         ---------  ------    ---------  ------
Line of credit           $  1,500      1%     $  1,500     84%
Construction loan           2,021      2%        2,021      2%
Mortgage loans             91,377     85%       91,377      1%
                         ---------  ------    ---------  ------
Total debt                 94,898     88%       94,898     87%
Common stock               12,463     12%       13,835     13%
                         ---------  ------    ---------  ------
Total capitalization     $107,361    100%     $108,733    100%
                         =========  ======    =========  ======



    LIQUIDITY. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, construction loans and a line of credit which we have established with a commercial bank. Our primary short-term liquidity needs are operating expenses, capital improvements, the development of both the Merritt at Whitemarsh and Merritt at James Island communities, the completion of the Calhoun Street condominiums, and the Waters Edge land development.

    We expect to meet our long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, and the issuance and sale of debt and equity securities in public and private markets. Our long-term liquidity needs include the maturity of mortgage debt and the financing of acquisitions and development.


    CASH FLOWS. Cash and cash equivalents totaled $2.3 million on June 30, 2000, a decrease of $0.8 million from December 31, 1999. The $1.6 million net cash provided from operating activities was offset primarily by $1.5 million for capital improvements on the residential communities, $0.6 million to acquire the ownership interest in the Cypress Cove joint venture, and $0.3 million to renovate the Calhoun Street condominiums. The $2.0 million in development and escrow costs on the James Island apartment community were financed by the construction loan. In addition, the $532 thousand received from the repayment of receivable due from ESOP was offset by $503 thousand in deferred loan costs incurred during the construction loan closing.


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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders held April 20, 2000, the following vote totals were recorded:

     4.         Election of Directors: Shares voted - 2,494,329

                      For                Against  Abstain
                      -----------------  -------  ------------
Boone A. Knox         2,486,301 (99.7%)     0     8,028 (0.3%)
Michael N. Thompson   2,486,301 (99.7%)     0     8,028 (0.3%)


    In addition to Mr. Knox and Thompson, the following Directors continued in office following the meeting: W. Tennent Houston, David W. Cobb and Stewart R. Speed.

     2.    Approval of the 2000 Management Incentive Plan: Shares voted -
2,002,607

                     For                Against        Abstain
                     -----------------  -------------  ------------
                     1,886,647 (94.2%)  88,909 (4.4%)  27,051 (1.4%)



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

                    (10.1) The Company's 2000 Management Incentive Plan (incorporated herein by reference to Appendix A to the company's Proxy Statement on Schedule 14A filed March 23,
          2000).

                    (27) Financial Data Schedules

          b. Reports on Form 8-K. The registrant filed no reports on Form 8-K during the second quarter of 2000.

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

August 14, 2000