Form 10-Q
period 2000-09-30
MERRY LAND PROPERTIES INC
filed 2000-11-14
CIK 1069546

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------
                                    Form 10Q
                                  -----------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal quarter ended

                               September 30, 2000
                       Commission file number: 000-29778


                           Merry Land Properties, Inc.


State of Incorporation: Georgia I.R.S. Employer Identification Number:58-2412761

                                   -----------

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


The number of shares of common stock outstanding as of September 30, 2000 was 2,666,966.


================================================================================

Form 10-Q - Merry Land Properties, Inc.
Index


PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.    Financial Statements
           Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999 .......................3
           Consolidated Statements of Income - Three months ended September 30, 2000 and 1999, and nine months ended September 30, 2000 and 1999...4 Consolidated Statements of Cash Flows -
              Nine months ended September 30, 2000 and 1999...................5
           Notes to Consolidated Financial Statements.........................6
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................11
Item 3.    Quantitative and Qualitative Disclosures about Market Risk........19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.................................................20
Item 2.    Changes in Securities and Use of Proceeds.........................20
Item 3.    Defaults upon Senior Securities...................................20
Item 4.    Submission of Matters to a Vote of Security Holders...............20
Item 5.    Other Information.................................................20
Item 6.    Exhibits and Reports on Form 8-K..................................21


SIGNATURES...................................................................22

Form 10-Q - Part I. Financial Information
Item 1-  Financial Statements
                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                 Unaudited
                                              Sept. 30, 2000     Dec. 31, 1999
                                             ----------------  -----------------
ASSETS
  Real estate assets, at cost:
  Land held for mining and development        $  4,518,956        $  5,905,288
  Apartments                                    97,725,694          95,615,665
  Commercial rental property                     2,401,449           2,627,652
  Furniture and equipment                        1,900,860           1,882,536
  Development in progress                        7,606,861           2,820,564
                                             ----------------  -----------------
     Total cost                                114,153,820         108,851,705
  Accumulated depreciation and depletion       (15,404,720)        (13,335,596)
                                             ----------------  -----------------
                                                98,749,100          95,516,109

INVESTMENT IN JOINT VENTURE                        584,500                   -

CASH AND CASH EQUIVALENTS                        2,588,327           3,067,372

ESCROWED CASH                                    1,943,443           1,187,142

OTHER ASSETS
  Notes receivable                                 472,149             564,073
  Deferred loan costs                            1,587,134           1,111,309
  Other receivable                                 264,937             154,496
  Deferred tax asset                             5,517,000           5,733,521
  Other                                            136,388              72,603
                                             ----------------  -----------------
                                                 7,977,608           7,636,002
                                             ----------------  -----------------
TOTAL ASSETS                                  $111,842,978        $107,406,625
                                             ================  =================

NOTES PAYABLE
  Line of credit                              $  1,500,000        $  1,500,000
  Construction loans                             3,349,702                   -
  Mortgage loans                                91,215,230          91,711,187
                                             ----------------  -----------------
                                                96,064,932          93,211,187

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                 643,145             631,863
  Accrued property taxes                           770,269             467,863
  Deferred revenue                                 175,146             172,100
  Other                                          1,326,916           1,262,961
                                             ----------------  -----------------
                                                 2,915,476           2,534,787

STOCKHOLDERS? EQUITY
  Common stock, at $1 stated value               2,666,966           2,601,300
  Capital surplus                                9,407,035           9,139,014
  Unamortized compensation                      (1,820,405)         (1,710,055)
  Cumulative undistributed net earnings          2,970,559           2,648,324
  Receivable from ESOP                            (361,585)         (1,017,932)
                                             ----------------  -----------------
                                                12,862,570          11,660,651
                                             ----------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $111,842,978        $107,406,625
                                             ================  =================

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-  Financial Statements
                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             Three months               Nine months
                                            ended Sept. 30,           ended Sept. 30,
                                      -------------------------   -------------------------
                                             2000          1999          2000          1999
                                      -----------   -----------   -----------   -----------
INCOME
Rental income                         $ 4,846,040   $ 3,157,572   $14,114,580   $ 7,227,919
Royalty income                            151,676       288,011       456,856     1,226,841
Interest income                            53,363        51,909       146,650       196,883
Management fees                            45,409       148,877       112,889       581,483
Development fees                          172,500       329,980       486,671     1,344,496
Long term gain (loss)                      59,091             -       112,396       (29,512)
Other income                               10,404       190,995        22,784       190,995
                                      -----------   -----------   -----------   -----------
                                        5,338,483     4,167,344    15,452,826    10,739,105
EXPENSES
Rental expense                          1,772,675     1,236,755     5,119,843     2,814,108
Interest expense                        1,776,303     1,259,105     5,326,222     2,943,433
Depreciation                              668,419       448,234     2,069,124     1,166,378
General and administrative expense        776,458       711,663     2,321,121     1,883,010
Amortization                               26,587        16,805        79,759        16,805
                                      -----------   -----------   -----------   -----------
                                        5,020,442     3,672,562    14,916,069     8,823,734
INCOME BEFORE TAXES
AND EXTRAORDINARY ITEM                    318,041       494,782       536,757     1,915,371
                                      -----------   -----------   -----------   -----------

Income taxes                              131,150       193,454       214,523       579,684
                                      -----------   -----------   -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM          186,891       301,328       322,234     1,335,687
                                      -----------   -----------   -----------   -----------
Extraordinary gain -
discount on repayment of
debt, net of income tax
provision of $441,746                           -              -            -       721,969
                                      -----------   -----------   -----------   -----------
NET INCOME                                186,891       301,328       322,234     2,057,656

Discount on redemption of
preferred stock                                 -             -             -     1,163,715
                                      -----------   -----------   -----------   -----------
NET INCOME - COMMON                   $   186,891   $   301,328    $  322,234   $ 3,221,371
                                      ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
     Basic                              2,216,669     2,187,070     2,216,669     2,183,070
     Diluted                            2,334,114     2,252,814     2,316,271     2,254,340

EARNINGS PER COMMON SHARE
     Basic                            $       .08   $       .14   $       .15   $      1.48
                                      ===========   ===========   ===========   ===========
     Diluted                          $       .08   $       .13   $       .14   $      1.43
                                      ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated statements.

Form 10-Q - Part I.  Financial Information
Item 1-  Financial Statements
                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months ended Sept. 30
                                                       ----------------------------
                                                               2000            1999
                                                       ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   322,234     $ 2,057,657
Adjustments to reconcile net income to
   net cash provided by operating activities:
Gain on sale of real property                              (112,396)              -
Discount on repayment of debt, net of taxes                       -        (721,969)
Depreciation expense                                      2,069,124       1,166,378
Amortization expense                                         79,759          16,805
Decrease (increase) in mortgage escrow                      120,670      (1,342,970)
Amortization of compensation element
of restricted stock grants                                  223,336         100,036
Income tax expense                                          214,523         579,684
Increase in other payables                                   61,004         642,925
Decrease (increase) in other assets                         (63,785)         70,668
Decrease (increase) in other receivables                   (117,669)        192,298
Increase (decrease) in deferred revenue                       3,046         (97,065)
Increase in property taxes payable                          302,406         440,400
Increase in accrued interest expense                         11,282         164,396
Decrease in dividend payable                                      -         (81,111)
Other                                                       (24,893)       (210,000)
                                                       ------------   -------------
   Net cash provided by operating activities              3,088,641       2,978,132
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable                        91,924         751,724
Capitalized costs, improvements and replacements         (2,194,089)       (627,137)
Purchase of real property                                         -     (54,355,001)
Sale of real property                                       530,038               -
Decrease (increase) in investment in joint ventures        (584,500)          6,000
Expenditures for development                             (3,568,355)       (229,397)
Increase in development escrow                             (876,971)              -
Decrease (increase) in receivable from ESOP                 656,347        (676,840)
                                                       ------------   -------------
   Net cash provided by investing activities             (5,945,606)    (55,130,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) mortgage loans               (495,957)     91,883,261
Proceeds from Line of Credit                                      -       1,500,000
Proceeds from construction loans                          3,349,702               -
Repayment of senior debt                                          -     (18,317,429)
Repayment of subordinated debt                                    -     (18,836,285)
Redemption of preferred stock                                     -      (3,836,285)
Increase in deferred loan costs                            (475,825)       (961,037)
                                                       ------------   -------------
   Net cash used in financing activities                  2,377,920      51,432,225

NET DECREASE IN CASH                                       (479,045)       (720,294)

CASH AT BEGINNING OF PERIOD                               3,067,372       3,995,365
                                                       ------------   -------------
CASH AT END OF PERIOD                                   $ 2,588,327     $ 3,275,071
                                                       ============   =============

Interest paid                                           $ 5,650,076     $ 2,585,704
Income taxes paid                                       $         -     $   168,074

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

2.   Basis of Presentation

         The consolidated financial statements for the nine month periods ended September 30, 2000 and September 30, 1999, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.

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

       A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                      Three months ending         Nine months ending
                                   -------------------------   ------------------------
                                     Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
                                       2000            1999         2000        1999
                                   -----------   -----------   -----------   ----------
Weighted average shares
outstanding-basic                    2,216,669     2,187,070     2,216,669    2,183,070
Dilutive potential common shares       117,445        65,744        99,602       71,270
                                   -----------   -----------   -----------   ----------
Weighted average shares
outstanding-diluted                  2,334,114     2,252,814     2,316,271    2,254,340

5.  Notes Receivable

     At September 30, 2000 and December 31, 1999, notes receivable consisted of the following:

                                                     Note Balances at
                                         -----------------------------------------
                                           Original   September 30,   December 31,
 Note                    Rate      Due       Amount            2000           2000
 -----------------     ------   ------   ----------   -------------   ------------
 Augusta  Partners     10.00%    10/99   $  695,000       $ 390,478      $ 470,957
 Brothersville         10.00%    09/02      327,600          28,767         38,195
 New Zion               7.00%    11/12       60,000          52,904         54,921
                                         ----------   -------------   ------------
                                         $1,082,600       $ 472,149      $ 564,073

6.   Debt

        At September 30, 2000 and December 31, 1999, debt consisted of the following:

Debt                                Maturity date   Interest rate   Sept. 30, 2000   Dec. 31, 1999
----                                -------------   -------------   --------------   -------------
Line of credit                           06/24/01   LIBOR + 1.25%      $ 1,500,000     $ 1,500,000
Construction/permanent loan              04/19/40           8.65%(1)     3,349,702               -
Mortgage loan-Huntington LLC             09/01/07           7.97%        5,048,217       5,074,767
Mortgage loan-Magnolia Villas LLC        09/01/07           7.97%        4,705,646       4,730,394
Mortgage loan-Summit Place LLC           09/01/07           7.97%        7,029,176       7,066,145
Mortgage loan-Woodcrest LLC              09/01/07           7.97%        6,309,279       6,342,461
Mortgage loan-Greentree LLC              07/01/09           7.73%        6,661,480       6,699,284
Mortgage loan-Marsh Cove LLC             07/01/09           7.73%        8,090,143       8,136,056
Mortgage loan-Quarterdeck LLC            07/01/09           7.73%        9,878,700       9,934,763
Mortgage loan-Waters Edge LLC            07/01/09           7.73%        7,136,379       7,176,879
Mortgage loan-West Wind LLC              07/01/09           7.73%        9,121,240       9,173,004
Mortgage loan-Hammocks LLC               09/01/11           7.99%       18,655,464      18,753,048
Mortgage loan-Windsor Place LLC          09/01/11           7.99%        8,579,506       8,624,386
                                                                     -------------   -------------
   Total                                                              $96,064,932      $93,211,187

        (1) Represents 8.375% during construction, 8.15% permanent financing and .50% insurance premium.

7.   Income Taxes

    Merry Land is a taxable "C" corporation. The components of the income tax provision for the nine months ended September 30, 2000 are as follows:

Current federal tax                     $    -
Current state tax                            -
Deferred federal tax                   180,615
Deferred state tax                      33,908
                                  ------------
                                      $214,523

         The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the nine months ended September 30, 2000 is as follows:

                                                     % of pretax
                                            Amount      income
                                        ----------   -----------
Income tax expense at statutory rate      $182,497       34.0%
Increases in taxes resulting from:
   State and local income taxes,
   net of federal income tax benefit        21,255        4.0%
   Other                                    10,771        2.0%
                                        ----------   -----------
                                          $214,523       40.0%

8.  Segment Information

         The Company has four reportable segments: Apartment Communities, Commercial Properties, Land and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Three months ending                                                                         Third Party
Sept. 30, 2000                      Apartments   Commercial           Land      Services      Corporate   Consolidated
                                   -----------   -----------   -----------   -----------   ------------   ------------
Real estate rental revenue         $ 4,784,026    $   55,114   $     6,900    $        -    $         -   $  4,846,040
Real estate expense                  1,687,434        57,094        28,147             -              -      1,772,675
Depreciation and amortization          566,157        50,721         1,406             -         76,722        695,006
                                   -----------   -----------   -----------   -----------   ------------   ------------
Income from real estate              2,530,435       (52,701)      (22,653)            -        (76,722)     2,378,359
Other income                                 -             -       151,676       217,909        122,858        492,443
                                   -----------   -----------   -----------   -----------   ------------   ------------
Segment income                       2,530,435       (52,701)      129,023       217,909         46,136      2,870,802
Interest expense                             -             -             -             -      1,776,303      1,776,303
General and administrative                   -             -             -       120,928        655,530        776,458
                                   -----------   -----------   -----------   -----------   ------------   ------------
Income before taxes and
extraordinary item                   2,530,435       (52,701)      129,023        96,981     (2,385,697)       318,041
                                   -----------   -----------   -----------   -----------   ------------   ------------
Income tax                                   -             -             -             -        131,150        131,150
Income before extraordinary item     2,530,435       (52,701)      129,023        96,981     (2,516,847)       186,891
                                   -----------   -----------   -----------   -----------   ------------   ------------
Extraordinary item                           -             -             -             -              -              -
Net income                         $ 2,530,435    $  (52,701)  $   129,023    $   96,981   $ (2,516,847)  $    186,891
                                   ===========   ===========   ===========   ===========   ============   ============
Capital investments                $   744,783    $        -   $ 1,834,241    $        -   $      9,565   $  2,588,589
Total real estate assets           $84,375,811    $1,906,121   $12,087,859    $        -   $    379,309   $ 98,749,100


Three months ending                                                                         Third Party
Sept. 30, 1999                      Apartments    Commercial          Land      Services      Corporate   Consolidated
                                  ------------   -----------   -----------   -----------   ------------   ------------
Real estate rental revenue         $ 3,076,679    $   66,867   $    14,026    $        -   $          -   $  3,157,572
Real estate expense                  1,151,212        63,980        21,563             -              -      1,236,755
Depreciation and amortization          370,641         6,102         1,405             -         86,891        465,039
                                  ------------   -----------   -----------   -----------   ------------   ------------
Income from real estate              1,554,826        (3,215)       (8,942)            -        (86,891)     1,455,778
Other income                                 -             -       479,006       478,857         51,909      1,009,772
                                  ------------   -----------   -----------   -----------   ------------   ------------
Segment income                       1,554,826        (3,215)      470,064       478,857        (34,982)     2,465,550
Interest expense                             -             -             -             -     (1,259,105)    (1,259,105)
General and administrative                   -             -             -      (223,668)      (487,995)      (711,663)
                                  ------------   -----------   -----------   -----------   ------------   ------------
Income before taxes and
extraordinary item                   1,554,826        (3,215)      470,064       255,189     (1,782,082)       494,782
                                  ------------   -----------   -----------   -----------   ------------   ------------
Income tax                                   -             -             -             -       (193,454)      (193,454)
Income before extraordinary item     1,554,826        (3,215)      470,064       255,189     (1,975,536)       301,328
                                  ------------   -----------   -----------   -----------   ------------   ------------
Extraordinary item                           -             -             -             -              -              -
Net income                         $ 1,554,826    $   (3,215)   $  470,064    $  255,189   $ (1,975,536)  $    301,328
                                  ============   ===========   ===========   ===========   ============   ============
Capital investments                $   110,224    $        -    $  102,604    $        -   $   (174,466)  $     38,362
Total real estate assets           $83,995,185    $2,300,911    $8,362,499    $        -   $    590,972   $ 95,249,567

Nine months ending                                                                          Third Party
Sept. 30, 2000                      Apartments    Commercial          Land      Services      Corporate   Consolidated
                                  ------------   -----------   -----------   -----------   ------------   ------------
Real estate rental revenue         $13,902,292    $  182,203   $    30,085    $        -    $         -    $14,114,580
Real estate expense                  4,880,198       172,232        67,413             -              -      5,119,843
Depreciation and amortization        1,745,527       152,164         4,217             -        246,976      2,148,884
                                  ------------   -----------   -----------   -----------   ------------   ------------
Income from real estate              7,276,567      (142,193)      (41,545)            -      (246,976)      6,845,853
Other income                                 -             -       456,856       599,560       281,831       1,338,247
                                  ------------   -----------   -----------   -----------   ------------   ------------
Segment income                       7,276,567      (142,193)      415,311       599,560         34,855      8,184,100
Interest expense                             -             -             -             -      5,326,222      5,326,222
General and administrative                   -             -             -       667,212      1,653,909      2,321,121
                                  ------------   -----------   -----------   -----------   ------------   ------------
Income before taxes and
extraordinary item                   7,276,567      (142,193)      415,311       (67,652)    (6,945,276)       536,757
                                  ------------   -----------   -----------   -----------   ------------   ------------
Income tax                                   -             -             -             -        214,523        214,523
Income before extraordinary item     7,276,567      (142,193)      415,311       (67,652)    (7,159,799)       322,234
                                  ------------   -----------   -----------   -----------   ------------   ------------
Extraordinary item                           -             -             -             -              -              -
Net income                        $  7,276,567   $  (142,193)  $   415,311    $  (67,652)   $(7,159,799)   $   322,234
                                  ============   ===========   ===========   ===========   ============   ============
Capital investments               $  2,175,765   $         -   $ 3,395,748    $        -    $    18,324    $ 5,589,837
Total real estate assets          $ 84,375,811   $ 1,906,121   $12,087,859    $        -    $   379,309    $98,749,100


Nine months ending                                                                          Third Party
Sept. 30, 1999                      Apartments    Commercial          Land      Services      Corporate   Consolidated
                                  ------------   -----------   -----------   -----------   ------------   ------------
Real estate rental revenue        $  7,015,650   $   151,834    $   60,435    $        -    $         -    $ 7,227,919
Real estate expense                  2,548,549       190,743        74,816             -              -      2,814,108
Depreciation and amortization          923,542        24,206         2,811             -        232,624      1,183,183
                                  ------------   -----------    ----------   -----------   ------------   ------------
Income from real estate              3,543,559       (63,115)      (17,192)            -       (232,624)     3,230,628
Other income                                 -             -     1,417,836     1,925,979        167,371      3,511,186
                                  ------------   -----------    ----------   -----------   ------------   ------------
Segment income                       3,543,559       (63,115)    1,400,644     1,925,979        (65,253)     6,741,814
Interest expense                             -             -             -             -     (2,943,433)    (2,943,433)
General and administrative                   -             -             -      (689,789)    (1,193,221)    (1,883,010)
                                  ------------   -----------    ----------   -----------   ------------   ------------
Income before taxes and
extraordinary item                   3,543,559       (63,115)    1,400,644     1,236,190     (4,201,907)     1,915,371
                                  ------------   -----------    ----------   -----------   ------------   ------------
Income tax                                   -             -             -             -       (579,684)      (579,684)
Income before extraordinary item     3,543,559       (63,115)    1,400,644     1,236,190     (4,781,591)     1,335,687
                                  ------------   -----------    ----------   -----------   ------------   ------------
Extraordinary item                           -             -             -             -        721,969        721,969

Net income                        $  3,543,559   $   (63,115)   $1,400,644   $ 1,236,190    $(4,059,622)   $ 2,057,656
                                  ============   ===========    ==========   ===========   ============   ============
Capital investments               $    377,950   $         -    $  311,442   $         -    $    67,721    $   757,113
Total real estate assets          $ 83,995,185   $ 2,300,911    $8,362,499   $         -    $   590,972    $95,249,567

Form 10-Q - Part I.  Financial Information
Item 2.
                           Merry Land Properties, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Recent Events

        On October 17, 2000, both Merry Land Properties, Inc. and Merry Land Capital Trust filed a request for withdrawal of the registration of a proposed rights offering of trust preferred securities of Merry Land Capital Trust. The company has elected not to proceed with the stock rights offering due to unfavorable market conditions. No offers or sales of securities were made pursuant to the registration statement.

         In October 2000, we sold two small tracts of commercial land located in Florida for $875 thousand and recorded a long-term gain of $366 thousand.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

         Rental Operations - All Apartments. At September 30, 2000, Merry Land owned eleven apartment communities, as described in the following table:

                                  Nine Months ended September 30
                             ----------------------------------------
                                    Average              Average
                                 Occupancy (1)        Rental Rate (2)
                             ---------------------   ----------------
Community                    Units    2000    1999     2000     1999
------------------------     -----   -----   -----   ------   ------
Woodcrest (3)                  248   96.3%   96.4%     $523     $509
                             -----   -----   -----   ------   ------
   Total Augusta               248   96.3    96.4       523      509

Quarterdeck                    230   98.6    99.6       736      675
Summit Place (3)               226   96.9    96.5       560      528
Waters Edge                    200   97.9    97.9       659      609
Windsor Place (3)              224   97.7    98.2       640      598
                             -----   -----   -----   ------   ------
   Total Charleston            880   97.8    98.5       649      603

Greentree                      194   96.0    97.1       639      612
Hammocks at Long Point (3)     308   95.8    95.0       855      836
Huntington (3)                 147   95.7    97.6       654      638
Magnolia Villas (3)            144   96.4    96.9       674      639
Marsh Cove                     188   96.7    97.6       722      692
West Wind                      192   95.5    95.9       744      720
                             -----   -----   -----    -----   ------
   Total Savannah            1,173   96.0    96.9       732      708

Total                        2,301   96.7%   97.5%     $678     $646

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at September 30.
(3)   Acquired on August 24, 1999.

         The following table describes the operating performance of all Merry Land's apartment communities (dollars in thousands, except average monthly rent):

                                                 Nine Months ended September 30,
                             %     Change from   -------------------------------
                          Change   1999 to 2000       2000                  1999
                          ------   ------------  ---------             ---------
Rental income              98.1%     $  6,886     $ 13,902              $  7,016
Total expenses (1)         90.8%        3,153        6,625                 3,472
                          ------   ------------  ---------             ---------
Operating income          105.3%     $  3,733     $  7,277              $  3,544

Average occupancy (2)         -         (0.8%)       96.7%                 97.5%
Average monthly rent (3)    4.9%     $     32     $    678              $    646
Expense ratio (4)             -         (1.2%)       35.1%                 36.3%

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

         Merry Land's purchase of six of its eleven apartment communities in August 1999, accounted for $3.6 million of the increase in apartment net operating income. These communities contributed $7.6 million in rental income, offset by $2.6 million in operating expenses and $.9 million in depreciation, netting $4.1 million of operating income before debt service during the first nine months of 2000.

         The average rent rates for all communities at the end of the third quarter of 2000 increased 4.9% from the end of the third quarter of 1999. The decrease in occupancy during the first nine month period of 2000 resulted from a decline in average occupancy in both the Savannah and Charleston communities. Occupancy in Charleston and Savannah had improved to an overall average of 97.4% at September 30, 2000.

         Rental Operations-Same Store Apartments. The following table compares the performance of the 1,004 units which Merry Land held for the nine month period of both 2000 and 1999 ("same store" results) (dollars in thousands, except average monthly rent; see footnotes above):

                                                        Nine months ended September 30,
                                   %      Change from   -------------------------------
                                Change   1999 to 2000         2000                 1999
                               -------   ------------   ----------           ----------
Rental income                     5.1%    $       301   $    6,253           $    5,952

Personnel                        (8.3)            (64)         713                  777
Utilities                         7.0              14          217                  203
Operating                         4.0               8          203                  195
Maintenance and grounds          32.5             126          514                  388
Taxes and insurance               6.1              34          601                  567
Depreciation and amortization     5.8              48          876                  828
                               -------   ------------   ----------           ----------
Total expenses                    5.6             166        3,124                2,958

Operating income                  4.5%     $      135   $    3,129            $   2,994

Average occupancy (2)               -           (0.7%)        97.0%                97.7%
Average monthly rent (3)          6.0%     $       40   $      701            $     661
Expense ratio (4)                   -            0.3%         36.0%                35.8%


         For the nine months ended September 30, 2000, rental income increased as a result of a 6.0% increase in average monthly rents offset by a 0.7% decline in occupancy. At September 30, 2000, the Savannah and Charleston communities' occupancy had improved to 98.6% and 97.9%, respectively.

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

         Total operating  expenses  excluding  depreciation for the year were up
$119 thousand, or 5.6%. On site expenses, including personnel, operating, utilities, and maintenance expenses were up 5.4% primarily as a result of higher turnover costs and repairs.

         Rental Operations-Commercial. On September 30, 2000, we owned four commercial properties in the Augusta area containing a total of 140,240 square feet, including the office building where Merry Land's headquarters are located. Occupancy for the four commercial properties was approximately 60% at September 30, 2000.

         For the nine months ended September 30, 2000, the net operating loss was $310 thousand compared to a $279 thousand loss for 1999. The $49 thousand increase in net income before depreciation was offset by the $80 thousand increase in depreciation expense.

         Land. Merry Land owns approximately 4,800 acres of unimproved land, of which 3,144 acres are subject to clay and sand mining leases and 180 acres are zoned for apartment or commercial uses. Land income decreased to $487 thousand in the first nine months of 2000 from $1.3 million in 1999 due to the expiration of one of the clay royalty agreements during May 1999. (Dollars in thousands for the following table.)

                                           Nine months ended September 30,
                     %       Change from   -------------------------------
                   Change   1999 to 2000        2000                  1999
                   ------   ------------   ---------             ---------
Rents               (50%)   $      (30)    $      30             $      60
Royalty:
  Sand              (23%)          (29)           98                   127
  Clay              (67%)         (741)          359                 1,100
                   ------   ------------   ---------             ---------
    Total Royalty   (63%)         (770)          457                 1,227
                   ------   ------------   ---------             ---------
Total Land          (62%)    $    (800)    $     487             $   1,287


        Property Management and Development Fees. Property management fee income fell 81% to $113 thousand in the first nine months of 2000 from $582 thousand in 1999. Development fee income fell 64% to $487 thousand from $1.3 million. These declines are due to the substantial completion of several agreements with Equity Residential Properties Trust, under which Merry Land provided property management and consulting services for twelve Equity Residential apartment communities. In the remainder of 2000 and in 2001, Merry Land expects to collect another $711 thousand under the Equity Residential development agreements.

         Third party management fees other than those from the Equity Residential Communities increased from $20 thousand for the first nine months of 1999 to $113 thousand for the same period in 2000. This $93 thousand increase was primarily due to the additional fees generated from management agreements for both the Cypress Cove joint venture and Godley Station, a third party development located in Savannah.

         Long Term Gain. During the third quarter 2000, the sale of 12 acres of land located in the Augusta area resulted in a net long-term gain of $60 thousand.

         Joint Venture Income. Merry Land earned $23 thousand in income from its investment in Cypress Cove community joint venture for the first nine months of 2000, in addition to the management fees.

         Interest Expense. Interest expense totaled $5.3 million for the first nine months of 2000 compared to $2.9 million in 1999 as a result of greater borrowings outstanding. Interest capitalized related to development in progress was $347 thousand during the first nine months 2000.

                                             Nine months ended September 30,
                              Change from    -------------------------------
                              1999 to 2000         2000                 1999
                              ------------   ----------           ----------
Line of credit                 $        80   $       87            $       7
Construction loans                      87           87                    -
Mortgage loans                       4,185        5,499                1,314
Senior debt                           (655)           -                  655
Subordinated debt                     (886)           -                  886
Preferred stock                        (81)           -                   81
                              -------------  ----------           ----------
Total interest expense               2,730        5,673                2,943
Capitalized for development           (347)        (347)                   -
                              -------------  ----------           ----------
Net interest                    $    2,383   $    5,326            $   2,943

         General and Administrative Expenses. General and administrative expenses increased $438 thousand or 23% to $2.3 million for the first nine months in 2000 from $1.9 million for the same period in 1999. The increase was due to higher employee costs, the fees related to the company's proposed rights offering, and increased acquisition costs.

         Income Before Taxes and Extraordinary Items. Income before taxes and extraordinary items decreased 72%, to $537 thousand for the nine months ended September 30, 2000 from $1.9 million for the same period in 1999. The $971 thousand increase in 2000 net operating income after interest expense contributed by the six communities acquired in August 1999 as compared to 1999 was more than offset by the decreases in property management and development fee income, and in clay royalty income.

         Income Taxes. Income tax expense for the nine month period ended September 30, 2000, totaled $215 thousand, which consisted of $334 thousand in current income tax benefit and $549 thousand in deferred income tax expense. Income tax expense for 1999 totaled $580 thousand and consisted of $672 thousand in current income tax benefit and $1,252 thousand in deferred income tax expense.

        Projects Under Development. Merry Land owns a 22 acre tract adjacent to its Quarterdeck Apartments in Charleston on which we began construction in April 2000 of Merritt at James Island, a 230 unit apartment community. The $17.3 million projected cost is being funded with non-recourse financing. The first units are expected to be available for rental in 2001.

         In October 2000, we completed the renovation of a historic building in downtown Charleston into seven condominium units and these units are presently available for sale to the public. Our total cost on the project is $1.6 million.

         In the fourth quarter of this year, Merry Land expects to begin the construction of Merritt at Whitemarsh, a 241 unit luxury apartment community, on 19 of the 26 acres owned next to our Hammocks at Long Point Community in Savannah. The $19 million projected cost will be funded with recourse financing.

         We are pursuing the development of a 35 acre tract adjacent to our Waters Edge community that lies along the Ashley River in the Summerville area of Charleston for up to nine single family lots. We expect to spend approximately $968 thousand on road and infrastructure and then begin marketing the lots.

         Funds From Operations. For the nine month period ended September 30, 2000, funds from operations were $2.3 million compared to $2.5 million for the same period in 1999. The following is a reconciliation of net income to funds from operations (data in thousands):

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       2000                 1999
                                                  ---------            ---------

Net income                                        $     324            $  3,221
Add depreciation of real estate owned                 1,902                 951
Add long term capital loss (gain), net of tax           (70)                 30
Add tax benefit resulting from permanent
difference in book and tax basis                        157                 155
Less extraordinary gain                                   -                (722)
Less discount on redemption of preferred stock            -              (1,167)
                                                  ---------           ----------
Funds from operations available to common shares  $   2,313           $   2,471
                                                  =========           ==========
Weighted average common shares outstanding
   Basic                                              2,217               2,183
   Diluted                                            2,316               2,254


         Even though the first nine month's FFO was $158 thousand less than that of last year, recurring FFO is at a higher level compared to 1999. FFO in 1999 included $1.3 million in development income from Merry Land's agreement with Equity Residential to complete our predecessor company's development pipeline and $319 thousand in management fee income from the six joint venture communities which were acquired in August 1999. In addition, clay royalty payments decreased $741 thousand as one of the royalty agreements expired. However, as a result of the six 1999 apartment acquisitions, the first nine months 2000 apartment operating income before depreciation increased $4.4 million and $1.7 million net of the incremental mortgage interest expense.

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

         Financial Structure. Merry Land uses debt to finance most of its acquisitions and development activities and, as a result, is a highly leveraged company. At September 30, 2000, total debt equaled 88% of total capitalization at cost and 87% of total capitalization with equity valued at market (2,666,966 shares outstanding at the September 30, 2000 closing price of $5.44 per share). At that date, Merry Land's financial structure was as follows (dollars in thousands):

                         Equity at                     Equity at
                              Book         % of           Market         % of
                             Value        Total            Value        Total
                        ------------   ----------   -------------    -----------
 Line of credit         $    1,500            1%     $     1,500             1%
 Construction loan           3,350            3%           3,350             3%
 Mortgage loans             91,215           84%          91,215            83%
                        ------------   ----------   --------------   -----------
 Total debt                 96,065           88%          96,005            87%
 Common stock               12,863           12%          14,508            13%
                        ------------   ----------   --------------   -----------
 Total capitalization   $  108,928          100%     $   110,573           100%


        Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, construction loans and a line of credit which we have established with a commercial bank. Our primary short-term liquidity needs include but are not limited to operating expenses, capital improvements, the development of both the Merritt at Whitemarsh and Merritt at James Island communities.

        We expect to meet our long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, and the issuance and sale of debt and equity securities in public and private markets. Our long-term liquidity needs include the maturity of mortgage debt and the financing of acquisitions and development.

        Cash Flows. Cash and cash equivalents totaled $2.6 million on September 30, 2000, a decrease of $479 million from December 31, 1999. The $3.1 million net cash provided from operating activities was offset primarily by $2.2 million for capital improvements on the residential communities, $585 thousand to acquire the ownership interest in the Cypress Cove joint venture, and $604 thousand to renovate the Calhoun Street condominiums. The $2.5 million in development and escrow costs on the James Island apartment community were financed by the construction loan. In addition, the $656 thousand received from the repayment of receivable due from ESOP was offset by $476 thousand in deferred loan costs incurred during the construction loan closing.

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits:
                  ---------
                  (3.i) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3(i) to the company's Annual Report on Form 10-K filed March 31, 1999, file number 000-29778).

                  (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  27)    Financial Data Schedules

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

_________________, 2000