Form 10-K
period 2000-12-31
MERRY LAND PROPERTIES INC
filed 2001-03-26
CIK 1069546

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                                 --------------

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                            For the fiscal year ended

                                DECEMBER 31, 2000

                        Commission file number: 000-29778

                                ----------------

                           MERRY LAND PROPERTIES, INC.
                                  P.O. Box 1417
                             Augusta, Georgia 30903
                                  706-722-6756

State of Incorporation: Georgia              I.R.S. Employer Identification Number: 58-2412761

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
        Title of Each Class                       on Which Registered
        -------------------                      ---------------------
              None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 stated value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and nonvoting common equity held by non affiliates of the registrant on March 5, 2001: Common Stock, $1 stated value--$10,277,354 (all shares other than those owned or controlled by officers, directors, and 5% stockholders).

The number of shares of common stock outstanding as of March 5, 2001 was 2,712,966.

Documents incorporated by reference: The 2001 definitive proxy statement mailed to stockholders for the annual meeting scheduled for April 19, 2001 is incorporated by reference into Part III of this form 10-K.

===============================================================================

TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I

Item 1    Business                                                                                               3

Item 2    Properties                                                                                             5

Item 3    Legal Proceedings                                                                                      9

Item 4    Submission of Matters to a Vote of Security Holders                                                    9

PART II

Item 5    Market for the Registrant's Common Stock and Related Stockholders' Matters                            10

Item 6    Selected Financial Data                                                                               11

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations                 13

Item 8    Financial Statements and Supplementary Data                                                           23

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  36

PART III

Item 10   Directors and Executive Officers of the Registrant                                                    36

Item 11   Executive Compensation                                                                                36

Item 12   Security Ownership of Certain Beneficial Owners and Management                                        36

Item 13   Certain Relationships and Related Transactions                                                        36


PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      37

PART I

Item 1--Business

                                   THE COMPANY

         Merry Land Properties, Inc. We own interests in twelve apartment communities containing 2,627 units in Georgia, South Carolina and Florida, and have two more communities of our own under construction. We also build and manage apartment communities for other owners. However we believe that our most important asset, by far, is our dedicated and enthusiastic staff of experienced apartment professionals. This team together has built, leased, managed and maintained over 35,000 apartment units throughout the South and is one of the nation's leaders in the apartment industry.

         Objective. Merry Land's objective is to build shareholder value through buying, developing, renovating and managing apartment properties for ourselves and for others. We also own over 4,000 acres of clay lands, which produce substantial mineral royalty and timber income, and engage in other commercial real estate activities.

         Our Markets. We operate in the southeastern United States where our company and its predecessor have been active for over twenty years. Within this region we have focused on the coastal apartment markets which are experiencing strong economic growth as the baby boom generation approaches retirement age and moves in large numbers to resort areas. This in turn has led to high job growth and strong housing demand, creating exceptional opportunities for well conceived and well managed projects.

         Organization. Merry Land maintains a centralized organization with headquarters in Augusta and satellite offices in Savannah and Atlanta, which support its property management and development activities.

         Each apartment community functions as an individual business unit according to well developed policies and procedures. Every community is operated by an on site property manager and staff whom we extensively train in sales, management, accounting, maintenance and other disciplines. Corporate level specialists in the fields of training, marketing, maintenance and information technology serve the communities. Operating data is exchanged using a corporate intranet linking all communities to the home office and to each other.

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

         A significant portion of the compensation of apartment on site personnel is tied to achievement of each apartment community's annual budget for revenue and expenses. All employees have the opportunity to become stockholders through an Employee Stock Ownership Plan. Key corporate level employees participate in a restricted stock grant plan, further aligning their interests with those of our stockholders. At December 31, 2000 Merry Land had a total of 94 employees; 72 worked at apartment communities, and 22 were employed at the corporate offices.

         Merry Land is a Georgia corporation formed September 3, 1998. Our principal office is at 624 Ellis Street, Augusta, Georgia 30901 and our telephone number is (706) 722-6756.

         History. On October 15, 1998 the shares of Merry Land Properties, Inc., a newly created subsidiary of Merry Land & Investment Company, Inc. were spun out as a dividend to the old Merry Land's stockholders in conjunction with that company's merger into another REIT. The old Merry Land was one of the nation's leading apartment companies, which owned and operated 135 communities with 35,000 apartment units acquired or developed throughout the southeast and Texas. The old Merry Land's common shares, with a market value in excess of a billion dollars, were listed on the New York Stock Exchange.

         Accounting Predecessor. While Merry Land has operated only since October 15, 1998; we are required to present financial statements for the years 2000, 1999 and 1998. Accordingly, only the Consolidated Balance Sheets for December 31, 1998 and later periods and the 1999 and 2000 Consolidated Statements of Income are actual financial statements prepared for a real company. All other statements are those of an "accounting predecessor" which have been constructed in accordance with the rules of the Securities and Exchange Commission applicable for subsidiaries, which have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company.

         Management has estimated common and corporate level expenses, which would have been incurred on behalf of the accounting predecessor by the old Merry Land and has allocated such expenses based on their best estimate of the time and effort that would have been expended. Property management costs have been estimated and allocated on a per unit basis. The assets contributed to Merry Land by the old Merry Land were not encumbered by mortgage debt at any time prior to the spin off and the financial statements for the accounting predecessor for periods prior to the spin off do not include any debt or related interest expense.

         The old Merry Land was qualified to be taxed as a real estate investment trust and was not subject to federal income taxation on distributed income. Accordingly, no provision for income tax is included in the accompanying financial statements for periods prior to the spin off.

         Amounts shown for periods and dates prior to the spin off assume lower levels of general and administrative expenses than have actually been incurred after the spin off and exclude any debt, interest expense or income taxes. Accordingly, comparisons of periods subsequent to the spin off with periods prior to the spin off may be difficult and misleading.

PART I

Item 2--Properties

         Apartments. At December 31, 2000 Merry Land owned or had an interest in twelve apartment communities containing 2,627 units in Georgia, South Carolina, and in Florida. They are "garden apartments", in wood frame two and three-story buildings without elevators, with individually metered electric and gas service and individual heating and cooling systems. The apartments are 33% one bedroom units, 57% two bedroom units and 10% three bedroom units. The units average 971 square feet in area, 13 years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, clubrooms, exercise facilities and hot tubs.

         The following tables set forth certain information regarding these twelve communities and their mortgage debt. (Dollars in thousands, except average cost and average rent per unit)

                                                                                        Average    Average
                                                       Date                              Cost     Unit Size     Debt
                Name                       Location    Built       Units     Cost (1)  Per Unit   (Sq. Ft.)   Balance
                                          ----------   ------    ---------- ---------- ---------  ---------- ----------

Wholly Owned Communities

Woodcrest (2)                             Augusta        1982           248 $    6,061 $  24,440         875 $    6,297
                                                       ------    ---------- ---------- ---------  ---------- ----------
  Total/Average Augusta                                  1982           248      6,061    24,440         875      6,297


Greentree                                 Savannah       1983           194      7,651    39,438         852      6,647

Hammocks at Long Point (2)                Savannah       1997           308     20,789    67,497       1,049     18,619

Huntington (2)                            Savannah       1986           147      5,841    39,735         812      5,038

Magnolia Villas (2)                       Savannah       1986           144      5,272    36,611       1,119      4,696

Marsh Cove                                Savannah       1983           188      8,359    44,463       1,053      8,073

West Wind                                 Savannah       1985           192      7,703    40,120       1,124      9,102
                                                       ------    ---------- ---------- ---------  ---------- ----------
  Total/Average Savannah                                 1988         1,173     55,615    47,413       1,009     52,175


Quarterdeck                               Charleston     1986           230     10,412    45,270         810      9,858

Summit Place (2)                          Charleston     1985           226      7,079    31,323         892      7,015

Waters Edge                               Charleston     1985           200      8,734    43,670         911      7,121

Windsor Place (2)                         Charleston     1985           224     10,214    45,598         953      8,563
                                                       ------    ---------- ---------- ---------  ---------- ----------

  Total/Average Charleston                               1985           880     36,439    41,408         890     32,557


  Total-/Avg-Wholly Owned                                1986         2,301     98,115    42,640         949     91,029


Joint Venture Communities

Cypress Cove (3)                          Melbourne      1990           326     19,606    60,141       1,129     15,647
                                                       ------    ---------- ---------- ---------  ---------- ----------
  Total/Average-Joint Venture                            1990           326     19,606    60,141       1,129     15,647

  Total/Average-All                                      1987         2,627 $  117,721 $  44,812         971 $  106,676


(1) Represents to total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.

(2) Acquired on August 24, 1999 from Equity Residential Properties Trust Limited Liability Companies.

(3) Merry Land holds an indirect 10% general partner interest in this apartment community, which was acquired on March 31, 2000.

                                                                                         Average
                                                                                        Rent Per
                                                Occupancy Rate (1)                      Unit (2)
                                            ------------------------            ------------------------

                                            2000      1999      1998            2000      1999      1998
                                            ----      ----      ----            ----      ----      ----

Wholly Owned Communities
Greentree                                    96%       97%       94%            $645      $618      $600
Hammocks at Lg. Pt                           96        96        92              861       842       816
Huntington                                   96        95        96              658       644       496
Marsh Cove                                   96        97        98              729       698       677
Magnolia Villa                               96        95        93              677       648       545
Quarterdeck                                  99       100       100              748       684       634
Summit Place                                 96        97        97              559       534       620
Waters Edge                                  98        98        97              685       623       574
West Wind                                    96        96        98              748       726       708
Windsor Place                                97        97        99              645       608       600
Woodcrest                                    96        96        88              526       516       677
                                             --        --        --              ---       ---       ---
   Avg.-Wholly Owned                         97%       97%       95%            $685      $654      $631

Joint Venture Communities
Cypress Cove (3)                             97%      n/a       n/a             $822       n/a       n/a
                                             ---      ---       ---             ----       ---       ---
  Avg.-Joint Venture                         97%      n/a       n/a             $822       n/a       n/a
                                                      ---       ---                        ---       ---

   Avg.-All Communities                      97%       97%       95%            $702      $654      $631

(1)      Average physical occupancy at each month end for each period ended.

(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units.

(3)      See footnote (3) from table above.

         Residents. Residents at Merry Land's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white-collar workers, medical personnel, teachers, and members of the military, single parents, single adults and young families. These residents are generally "renters by choice" - who have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. We believe that demand for our apartments is primarily dependent on the general economic strength of each market's economy and level of job creation and household formation, and to a lesser extent on prevailing interest rate levels for home mortgage loans. There is a steady turnover of leases at the communities, allowing rents to be adjusted upward as demand allows. Leases are generally for terms of six to twelve months. About two-thirds of the units turn over each year, a rate we believe is typical for higher end apartment communities.

         Markets. Ten of Merry Land's eleven wholly owned apartment communities are located in the southern coastal cities of Savannah, Georgia and Charleston, South Carolina. We believe that these cities will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. Physical occupancy at our communities has been high over the last five years, averaging 94% or more in each of those years. This strong demand has produced a 4% average annual increase in rental rates at the apartment communities during this period.

         Charleston has experienced heavy development of new apartment units in the past year and reported city wide occupancy has fallen to 91.5% at the end of 2000 from 94% at the end of 1999 and is expected to fall to 90% within the next year. Savannah and Augusta have experienced lower levels of construction.

         Third Party Management Properties. Merry Land currently earns property management fees on six third party properties and one property owned in joint venture. At the end of 2000 the company managed 802 units from three residential apartment communities and one 69 thousand square foot commercial property. In early 2001 the company added an additional 828 units from three residential apartment communities bringing the total apartments fee managed to 1,630 units.

         Joint Venture. In March 2000 Merry Land entered into a joint venture with a real estate investment fund to purchase Cypress Cove apartment community for $18.8 million. Merry Land holds a 10% general partnership interest and provides property management services.

           Apartment Communities Under Development. Merry Land owns a 10 acre tract adjacent to its Quarterdeck apartments in Charleston on which we began construction in April 2000 of Merritt at James Island, a 230 unit apartment community. The $17.3 million project cost is being funded with non-recourse financing. The first units will be available for rent in April 2001 and construction will be completed in the fall of 2001.

         In January 2001 we began the construction of Merritt at Whitemarsh, a 241 unit luxury apartment community, on 19 of the 26 acres owned next to our Hammocks at Long Point Community in Savannah. The approximately $19 million projected cost is being funded by $14.5 million in recourse financing. The first units will be available for rent in late fall of 2001 and construction is expected to be completed in the summer of 2002.

         Other Properties. Merry Land owns two land parcels containing a total of 15 acres with a book value of $688 thousand, which are zoned to allow the development of approximately 199 apartment units.

         Residential Lots. The Waters Edge residential lots are on a 35 acre site adjacent to our Waters Edge community, which lies along the Ashley River in the Summerville area of Charleston. We expect to begin either the development and/or the marketing of this tract for up to nine single family lots in 2001.

         Calhoun Street For-Sale Condominium Property. Renovation of this property located in downtown Charleston was completed in October 2000 for a total of $1.6 million. One of the seven units has been sold and another is presently under contract. We remain optimistic about the success of this project.

         Commercial Properties. Merry Land owns three commercial properties in the Augusta area, primarily small office buildings, including our headquarters building. These properties, aggregating approximately 140,000 square feet, have a net book value of $1.9 million. In contemplation of the likely disposal of some of these assets, we wrote down the carrying cost of two of these properties to their estimated value as determined in the company's formation and startup in late 1998.

         Commercial Sites. Merry Land owns two commercial land sites in Savannah and Nashville containing 24 acres with a book value of $2.1 million. We intend to sell or develop these tracts.

         Land. Merry Land owns approximately 4,620 acres of unimproved land in Georgia and South Carolina with a book value of $1.3 million. Since 1980, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,448 acres of this land. Merry Land also leases 100 acres to another company for the mining of sand and gravel and leases other tracts for agriculture and grows timber on much of the remaining land. Approximately 3,000 acres of this land is the "Brickyard Tract" in Augusta, Richmond County, Georgia that consists of mined-out ponds, wetlands and flood plains where traditional development is severely restricted or prohibited. We are evaluating the feasibility of establishing a wetland mitigation bank on a portion of the Brickyard Tract.

PART I

Item 3--Legal Proceedings

         None

Item 4--Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5--Market for the Registrant's Common Stock and Related Stockholders'
Matters

COMMON STOCK

         Merry Land's shares began trading on the NASDAQ Small Cap Market under the symbol "MRYP" on October 16, 1998. Shown in the table below are high, low and closing sales prices of the company's common shares:

                                                                 HIGH          LOW            CLOSE          DIVIDENDS
                                                                -----         -----           -----          ---------
2000             4th Quarter                                    $6.03         $5.13           $5.38            $0.00
                 3rd Quarter                                     5.88          5.19            5.44             0.00
                 2nd Quarter                                     6.13          5.19            5.19             0.00
                 1st Quarter                                     5.88          4.63            5.63             0.00

1999             4th Quarter                                     6.38          5.00            5.25             0.00
                 3rd Quarter                                     5.63          4.88            5.50             0.00
                 2nd Quarter                                     6.50          4.75            4.94             0.00
                 1st Quarter                                     7.00          3.50            5.88             0.00

1998             Period 10/16/98 through                        $6.00         $3.44           $3.63            $0.00
                 12/31/98

         On December 31, 2000, the closing sales price for Merry Land's common stock was $5.38 per share and there were approximately 1,500 record holders of the common stock. In addition, we estimate that additional 5,000 stockholders hold their shares in "street name".

PART II

Item 6--Selected Financial Data

                             SELECTED FINANCIAL DATA

The following selected financial data with respect to the company's Consolidated Statements of Income for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, and with respect to the company's Consolidated Balance Sheets as of December 31, 2000, 1999, 1998, 1997 and 1996, have been derived from the company's financial statements for such years which have been audited by Arthur Andersen LLP. Merry Land has operated only since October 15, 1998. Accordingly, financial data for prior periods are for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements. (In thousands except per share amounts and apartment units)

                                                                 2000            1999           1998         1997         1996
                                                              ----------      ----------      --------     --------     --------
OPERATING DATA
Income from operations:
   Rental income                                              $   19,063      $   12,064      $  8,121     $  7,774     $  7,523
   Royalty income                                                    609           1,359         1,693        1,401          369
   Management fees                                                   166             598           149           --           --
   Development fees                                                1,213           1,587           515           --           --
   Rental expense, property taxes and insurance                    6,676           4,542         3,449        3,022        2,912
   Depreciation of real estate owned                               2,596           1,504         1,291        1,284        1,213
                                                              ----------      ----------      --------     --------     --------
                                                                  11,779           9,562         5,738        4,869        3,767
Other income:
   Loss from debt forgiveness                                         --             (30)           --           --           --
   Interest income                                                   211             232           137           84           70
   Long term gain                                                    473              --            --           --           --
   Joint venture income                                               34              --            --           --           --
                                                              ----------      ----------      --------     --------     --------
                                                                     718             202           137           84           70
Expenses:
   Interest expense                                                7,095           4,633           695           --           --
   Amortization & depreciation-other                                 325             376           265          224          145
   General & administrative                                        3,495           2,715           654          120          108
   Impairment charge                                                  --              --         1,666           --           --
                                                              ----------      ----------      --------     --------     --------
                                                                  10,915           7,724         3,280          344          253

Income from continuing operations                                  1,582           2,040         2,595        4,609        3,584
Non recurring cost                                                    --              --            --           --           --
                                                              ----------      ----------      --------     --------     --------
Income before taxes and extraordinary gain                         1,582           2,040         2,595        4,609        3,584
Income tax (expense) benefit                                        (601)           (629)          462           --           --
                                                              ----------      ----------      --------     --------     --------
Income before extraordinary gain of                                  981           1,411         3,057        4,609        3,584
Extraordinary Gain-discount on repayment
   debt (net of taxes)                                                --             722            --           --           --
                                                              ----------      ----------      --------     --------     --------
Net income                                                           981           2,133         3,057        4,609        3,584
Discount on redemption of preferred stock                             --           1,164            --           --           --
                                                              ----------      ----------      --------     --------     --------
Net income-common                                             $      981      $    3,297      $  3,057     $  4,609     $  3,584
                                                              ==========      ==========      ========     ========     ========

Weighted average common shares                                     2,229           2,191         2,113        1,923        1,796
Weighted average diluted common shares                             2,324           2,264         2,129        1,946        1,834
Earnings per common share-basic                               $     0.44      $     1.50      $   1.45     $   2.40     $   2.00
Earnings per common share-diluted                             $     0.42      $     1.46      $   1.44     $   2.37     $   1.95
Common dividends paid                                         $     0.00      $     0.00      $   0.00     $   0.00     $   0.00

BALANCE SHEET DATA
Real estate and other fixed assets                            $  100,202      $   95,516      $ 40,982     $ 42,596     $ 41,558
Cash and short term investments                                    4,452           3,067         3,995           --           --
Other assets                                                       9,528           8,824         9,766        1,412          726
                                                              ----------      ----------      --------     --------     --------
Total assets                                                  $  114,182      $  107,407      $ 54,743     $ 44,008     $ 42,284
                                                              ==========      ==========      ========     ========     ========

Debt                                                          $   97,894      $   93,211      $ 38,317     $     --     $     --
Other liabilities                                                  2,729           2,535         2,209          629          337
Preferred stock                                                       --              --         5,000           --           --
Investment by Merry Land & Investment
Company, Inc.                                                         --              --            --       43,379       41,947
Common stock and retained earnings                                13,559          11,661         9,217           --           --
                                                              ----------      ----------      --------     --------     --------
Total liabilities and stockholders' equity                    $  114,182      $  107,407      $ 54,743     $ 44,008     $ 42,284
                                                              ==========      ==========      ========     ========     ========


OTHER DATA
Apartment units-100% owned                                         2,301           2,301         1,004        1,004        1,004
Apartment units-partnership interest                                 326              --            --           --           --
Apartment units-managed                                            3,103           2,357         2,712           --           --
Apartment units-under development                                    471             230            --           --           --

PART II

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT EVENTS

         In January 2001 we began the construction of Merritt at Whitemarsh, a 241 unit luxury apartment community, on 19 of the 26 acres owned next to our Hammocks at Long Point Community in Savannah. The $19 million development cost is being funded by $14.5 million in recourse financing. The first units will be available for rent in late fall of 2001 and construction is expected to be completed in the summer of 2002.

OVERVIEW

         In 2000 our income came primarily from four sources - apartment rents (net of rental and interest expense), $5.3 million; mineral royalties, $609 thousand; property and development management fees, $1.4 million; and sale of land and commercial buildings, $473 thousand. Since we have largely completed the old Merry Land's development pipeline for Equity Residential Properties Trust during 1999 and 2000, development fees will drop sharply in 2001. Lower fee income will be replaced by rental income in 2001.

         One of our objectives has been to convert assets that do not meet our current investment criteria into cash and to put those funds into conforming investments in our chosen markets. In addition to the land and commercial buildings we sold for $1.4 million in cash in 2000, we have also listed in 2001 for sale five of our older apartment communities which have less opportunity for cash flow growth than our remaining communities and which may require increasing capital expenditures as they age. Proceeds from these sales, should any or all of them be consummated, will be reinvested in newer projects with only a temporary reduction in rental income.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

         Accounting Predecessor. While Merry Land has operated only since October 15, 1998 we are required to present financial statements for the years 2000, 1999, and 1998. Accordingly, only the Consolidated Balance Sheets for December 31, 2000, and December 31, 1999, and the Consolidated Statements of Income for the periods ending December 31, 2000, and December 31, 1999, are financial statements prepared for a real company. The 1998 Consolidated Statements of Income are for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the Notes to the Financial Statements.

         Rental Operations-All Apartments. At December 31, 2000 Merry Land owned eleven apartment communities, five of which were owned for all of 1999 and six of which were bought in August 1999. The old Merry Land had owned all eleven of these communities prior to the October 1998 spin off. The following table describes the operating performance of all communities following the purchase of the six communities in August 1999 and the original five communities for periods prior to that. (Dollars in thousands, except average monthly rent)

                                                                                               Twelve Months
                                             %               Change from          ------------------------------------------
                                           Change            1999 to 2000           2000             1999             1998
                                           ------            ------------         ---------        ---------        --------

Rental income                                61.6%            $   7,107           $  18,639        $  11,532        $  7,639

Operating expenses                           53.3                 2,212               6,361            4,149           3,025
Depreciation and amortization                58.9                   885               2,388            1,503           1,172
                                           ------             ---------           ---------        ---------        --------
Total expenses                               54.8                 3,097               8,749            5,652           4,197

Operating income                             68.2%            $   4,010           $   9,890        $   5,880        $  3,442

Average occupancy (1)                          --                  (0.9)%              96.6%            97.5%           97.3%
Average monthly rent (2)                      4.7%            $      31           $     685        $     654        $    638
Expense ratio (3)                              --                  (1.8)%              34.2%            36.0%           39.6%

---------------

(1) Represents the average physical occupancy at each month end for the period held.

(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.

(3)      Represents total operating expenses divided by rental revenues.

         The purchase of six apartment communities in the third quarter of 1999 increased the weighted average number of apartment units owned to 2,301 in 2000, from 1,480 in 1999, and 1,004 in 1998. These six new communities contributed $5.6 million in operating income in 2000 as compared to $1.8 million in 1999.

         The 4.7% increase in portfolio average rental rates in 2000 from 1999 resulted from 6.3% higher rents at the company's continuing properties and the 3.4% higher rents at the six communities acquired in 1999.

         In 1999 operating income increased by $2.4 million from 1998 due to the $1.8 million contributed by the 1,297 units purchased in August 1999 and due to the 5.0% increase in average rents and the aggressive expense control on the five communities owned for all of 1998 and 1999.

         Rental Operations-Same Store. The following table compares the performance of the 1,004 units, which the company held for all of 1999 ("same store" results) to their performance in 2000. (Dollars in thousands, except average monthly rent; see footnotes on previous page)

                                                                                     Twelve months
                                                 %          Change from         ----------------------
                                                Change      1999 to 2000         2000            1999
                                                ------      ------------        ------          ------

Rental income                                     5.1%          $ 407           $8,395          $7,988

Personnel                                        (4.8)            (49)             973           1,022
Utilities                                         2.9               6              269             263
Operating                                         2.1               6              257             251
Maintenance and grounds                          30.1             159              684             525
Taxes and insurance                              (5.3)            (42)             738             780
Depreciation and amortization                     2.6              30            1,139           1,109
                                                 ----           -----           ------          ------
Total expenses                                    2.8             110            4,060           3,950

Operating income                                  7.3%          $ 297           $4,335          $4,038

Average occupancy (1)                              --            (0.7)%           97.0%           97.7%
Average monthly rent (2)                          6.3%          $  42           $  712          $  670
Expense ratio (3)                                  --            (0.8)%           34.8%           35.6%

         For the year ended December 31, 2000 net operating income increased 7.3% for the five apartment communities as a result of 5.1% higher rental income and 2.8% higher expenses. The 0.7% decrease in occupancy was more than offset by the 6.3% growth in rent rates. In the aggregate, the Charleston and Savannah rental markets were strong in both 2000 and 1999 as demand for apartments exceeded additions to supply. Charleston rents increased to $719, or 9.6%, and Savannah rents increased to $707, or 4.0%, during this period.

         Charleston's citywide occupancy had fallen to 91.5% at the end of 2000, from 94% at the end of 1999 due to an increase in the level of new apartment construction. We believe the citywide occupancy could continue to drop to around 90% at the end of 2001 and put pressure on our operating results.

         Total operating expenses, excluding depreciation for the year, were up 2.9%. The 30% increase in maintenance expense was partially offset by the decrease in personnel expense and taxes and insurance expense. Maintenance expense increased primarily due to higher turnover costs and increased corporate repair projects. Taxes and insurance expense decreased due to lower millage rates in Savannah.

         Rental Operations-Commercial. The company now owns three commercial properties in the Augusta area after selling two buildings located in downtown Augusta during 2000. Occupancy for the two remaining properties, other than our corporate office, was less than 60% at December 31, 2000.

         The net income before depreciation increased $54 thousand in 2000 from a net loss of $37 thousand in 1999 due to reduced maintenance and utility expenses and slightly higher occupancy.

         Gross rental income in 1999 had decreased 46.7% from 1998, primarily as a result of reduced occupancy following our spin off in 1998.

         Land. Land net operating income decreased to $697 thousand in 2000 from $1.5 million in 1999 and $1.7 million in 1998 due primarily to the expiration of one of the clay royalty agreements in 1999. (Dollars in thousands)

                                                                                                 Twelve months
                                                 %               Change from        --------------------------------------
                                               Change           1999 to 2000         2000            1999           1998
                                               -----            ------------        ------         --------       --------
Rental income (1)                                (42)%            $  (132)          $  180         $    312       $     70
Royalty:
   Sand                                          (20)                 (29)             117              146            129
   Clay                                          (59)                (721)             492            1,213          1,565
                                               -----              -------           ------         --------       --------
      Total royalty                              (55)                (750)             609            1,359          1,694

Gross operating income                           (53)%            $  (882)          $  789         $  1,671       $  1,764

(1) Includes timber sales of $145 thousand and $200 thousand in 2000 and 1999, respectively.

         Mortgage Interest Income. Interest income from mortgage notes receivable totaled $36 thousand in 2000, down from $52 thousand and $106 thousand in 1999 and 1998, respectively. The decreases resulted from the repayment of outstanding obligations in 1999.

         Property Management Fees. Management fee income decreased $432 thousand, or 72%, to $166 thousand in 2000 from $598 thousand in 1999 due to the completion of the management agreements with Equity Residential on seven Equity Residential lease-up communities and due to the acquisition in August 1999 of six other Equity Residential apartment communities that had been fee managed by Merry Land. Property management fees are expected to increase somewhat in 2001 due to the completion of lease up of the existing communities and the addition of new third party contracts. (Dollars in thousands)

                                               2000                   1999                     1998
                                        -----------------      -------------------      -------------------
                                        Units        Fees      Units         Fees        Units        Fees
                                        -----       -----      ------      -------      ------      -------
Equity Residential development             --       $  --       1,635      $   330       1,917      $    74
Equity Residential joint ventures (1)      --          --       1,297          248       1,297           75
Other communities                         873         166          56           20          --           --
                                        -----       -----      ------      -------      ------      -------
Total                                     873       $ 166       2,988      $   598       3,214      $   149

(1) Acquired on August 24, 1999 from Equity Residential Properties Trust Limited Liability Companies.

         Development Fees. Development fee income decreased 25% to $1.2 million in 2000, from $1.6 million in 1999. With the exception of $180 thousand in development fees from Godley Station, a third party development contract in Savannah, all development fees in 1998, 1999 and 2000 were earned under agreements with Equity Residential whereby the company provided development consulting services for seven Equity Residential apartment development communities that had been owned by the old Merry Land. At December 31, 2000 the development assignments with Equity Residential had been completed and we expect development fee income to decline substantially in 2001.

         Long Term Gain. During 2000 the company sold three parcels of land and two commercial buildings for a total of $1.3 million and a gain of $452 thousand. In addition, Merry Land sold several acres of the Brickyard Tract in Augusta for a gain of $21 thousand.

         Other Investment Income. Merry Land earned $34 thousand in investment income from the Cypress Cove joint venture in 2000 in addition to the $74 thousand the company earned in management fees.

          Interest and Dividend Expense. Total interest and preferred dividend expense increased $2.5 million to $7.1 million in 2000, from $4.6 million in 1999 primarily due to the additional mortgages related to the August 1999 acquisition of six apartment communities. (Dollars in thousands)

                                                                              Twelve months ended December 31,
                                                      Change from         ---------------------------------------
                                                     1999 to 2000         2000             1999             1998
                                                     ------------         -----           ------           ------
Line of credit                                         $     67          $  117           $   50           $   --
Construction loans                                          175             175               --               --
Mortgage loans                                            4,167           7,307            3,140               --
Senior debt                                                (655)             --              655              285
Subordinated debt                                          (774)             --              774              329
Preferred stock                                            (193)             --              193               81
                                                       --------          ------           ------           ------
Total interest expense                                    2,787           7,599            4,812              695
Capitalized for development                                (325)           (504)            (179)              --
                                                       --------          ------           ------           ------
Net interest expense                                   $  2,462          $7,095           $4,633           $  695

         Interest expense related to the $91 million mortgage loans totaled $7.3 million in 2000, an increase of $4.1 million from 1999. During 1999 interest expense related to the $41.2 million mortgage loans closed in June 1999, and the $50.7 million mortgage loans closed in August 1999, totaled $1.7 million and $1.5 million, respectively.

         Interest expense on the Merritt at James Island Apartment Community's construction loan totaled $175 thousand in 2000. Construction began in April 2000 and, at the end of 2000, the company had borrowed $5.4 million against the $16.2 million loan commitment.

         Interest capitalized related to development in progress increased $325 thousand to $504 thousand in 2000, from $179 thousand in 1999, due to the construction on the Merritt at James Island apartment community and the Calhoun Street condominium units. Interest expenditures are expected to increase in 2001 due to the completion and permanent financing of Merritt at James Island and the commencement of construction in January 2001 on the Merritt at Whitemarsh apartment community in Savannah. The total construction loan commitment on the Merritt at Whitemarsh development is $14.5 million.

         The $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock obligations incurred in connection with the October 15, 1998 spin off were repaid in June 1999. Interest expense, including dividends accrued on the preferred stock, totaled $1.6 million and $695 thousand for 1999 and 1998, respectively.

         The assets contributed to the company by the old Merry Land were not encumbered by mortgage debt at any time prior to the spin off in 1998. Therefore, the financial statements for the accounting predecessor to Merry Land for periods prior to the spin off assume that there was no debt or related interest expense.

         General and Administrative Expenses. General and administrative expenses totaled $3.5 million in 2000 and $2.7 million in 1999. The increase was due to a greater number of employees, the fees related to the company's proposed stock rights offering, and increased acquisition costs.

         Expense for the period October 15, 1998 to December 31, 1998 was $516 thousand. For periods prior to the spin off, management has estimated common and corporate level expenses, which might have been incurred on behalf of the accounting predecessor to Merry Land by the old Merry Land.

         Impairment Charge. In conjunction with the likely disposition of several of our commercial properties, the company wrote down the carrying cost of several of these assets to their estimated value as determined in the company's formation and startup. This produced a pretax charge in 1998 of $1.7 million.

         Income Before Taxes and Extraordinary Item. Income before taxes and extraordinary item decreased to $1.6 million in 2000 from $2.0 million in 1999. This decrease was primarily related to the $779 thousand increase in general and administrative expense, the $2.5 million increase in interest expense, and the $806 thousand decrease in development and management fee income. These decreases were partially offset by the $4.0 million increase in net rental income primarily from an increase in the number of apartments owned and the $473 thousand gain from the sale of real estate assets.

         In 1998 income before taxes and extraordinary item was $2.6 million. As discussed in Note 1 to the financial statements, general and administrative expenses estimated in the statements were considerably less prior to the spin off than after the spin off and there was no interest expense incurred prior to the spin off.

         Income Taxes. The income tax expense for 2000 was $601 thousand that consisted of a $51 thousand current income tax benefit and $652 thousand deferred income tax expense.

         The income tax expense for 1999 was $1.0 million, which included a $442 thousand income tax provision on the discount on repayment of the subordinated debt.

         The income tax benefit in 1998, which related to the period from October 15, 1998 to December 31, 1998, arose primarily from the impairment charge taken against several of the Augusta commercial properties. As a REIT, the accounting predecessor to Merry Land was not subject to income taxes.

         Discount on Repayment of Debt and on Redemption of Preferred Stock. In June 1999 there was an extraordinary gain from the discount on the repayment of subordinated debt of $722 thousand, net of income taxes of $442 thousand. The discount on redemption of the preferred stock was $1.2 million.

         Funds From Operations. Funds from operations was $3.4 million for 2000 compared to $3.2 million in 1999. The following is a reconciliation of net income to funds from operations. (Dollars in thousands)

                                                                                  2000              1999
                                                                                ---------         ---------
 Net income available for common                                                $     981         $   3,297
 Add depreciation of operating real estate owned                                    2,598             1,504
 Add long term capital (gain) loss net of tax effect                                 (294)               29
 Add tax benefit resulting from permanent
  difference in book and tax basis                                                    113               252
 Less extraordinary gain                                                               --              (722)
 Less discount on redemption of preferred stock                                        --            (1,164)
                                                                                ---------         ---------
 Funds from operations available to common shares                               $   3,398         $   3,196
                                                                                =========         =========

Weighted average common shares outstanding--
          Basic                                                                     2,229             2,192
          Diluted                                                                   2,324             2,264

         Even though 2000's FFO was only $202 thousand greater than last year, recurring FFO is at a higher level compared to 1999. FFO in 1999 included $1.8 million in development and management income from Merry Land's agreement with Equity Residential to complete our predecessor's pipeline and $248 thousand in management fee income from the six joint venture communities that were acquired in August 1999. In addition, clay royalty payments decreased $721 thousand as one of the royalty agreements expired. However, as a direct result of the six 1999 apartment acquisitions, the 2000 apartment operating income before depreciation increased $4.6 million and $2.0 million net of the incremental mortgage interest.

         The company believes that funds from operations is an important measure of its operating performance. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, GAAP, and should not be considered as an alternative to net income, or as an indicator of the company's operating performance, or as a measure of the company's liquidity. The company defines funds from operations as net income computed in accordance with GAAP, excluding all non-recurring items and net realized gains (losses), plus depreciation of operating real estate.

         Projects Under Development. Merry Land began construction in April 2000 of Merritt at James Island, a 230 unit apartment community, located in Charleston. The $17.3 million projected cost is being funded with non-recourse financing. The first units will be available for rent in April 2001 and construction will be completed in fall 2001.

         In January 2001 we began the construction of Merritt at Whitemarsh, a 241 unit luxury apartment community, located in Savannah. Total construction costs will be approximately $19 million and the first units should be available for rent this fall.

         The Waters Edge residential lots are on a 35 acre site adjacent to our Waters Edge community, which lies along the Ashley River in the Summerville area of Charleston. We expect to begin development and marketing of this tract for up to nine single family lots in 2001. Total development cost is projected to be approximately $1.2 million.

         Renovation of the Calhoun Street condominiums located in downtown Charleston was completed in October 2000 for a total investment of $1.6 million. One of the seven units has been sold.

LIQUIDITY AND CAPITAL RESOURCES

         Financial Structure. At December 31, 2000 total debt equaled 88% of total capitalization at cost and 87% of total capitalization with equity valued at market (2,666,966 shares outstanding at the December 31, 2000, closing price of $5.375 per share). At December 31, 2000 the company's financial structure was as follows: (Dollars in thousands)

                                                                                             Equity at
                                                       Book            % of total              FMV             % of total
                                                    ----------         ----------           ----------         ----------
Mortgage loans                                      $   91,030               82%            $   91,030               81%
Construction loans                                       5,364                5                  5,364                5
Line of credit                                           1,500                1                  1,500                1
                                                    ----------            -----             ----------            -----
Total debt                                              97,894               88                 97,894               87
Common                                                  13,559               12                 14,335               13
                                                    ----------            -----             ----------            -----
Total capitalization                                $  111,453              100%            $  112,229              100%

         Eleven separate wholly owned limited liability companies own our eleven apartment communities. The existing mortgage financing restricts any of the limited liability companies from making loans to the company, and distributions from each limited liability company may be restricted because of loan requirements to maintain adequate capitalization. Each limited liability company is a separate legal entity and its assets and liabilities are neither available to pay the debts of the company nor constitute obligations of the company.

         In April 2000 the company began construction on the Merritt at James Island apartment community. The total loan commitment is $16.2 million

         Liquidity. We expect to meet our short term liquidity requirements with working capital, cash provided by operating activities, construction loans and a line of credit which we have established with a commercial bank and the possible sale of some or all of five apartment communities. Our primary short-term liquidity needs include, but are not limited to, operating expenses, capital improvements, the development of the Merritt at James Island and Merritt at Whitemarsh communities, the Waters Edge land development and a Sun City, South Carolina land acquisition. Capital improvements are expected to decrease substantially in 2001.

         We expect to meet our long term liquidity requirements from a variety of sources, including operating cash flow, additional mortgage loans and other borrowings, and the issuance and sale of debt and equity securities in public and private markets. Our long term liquidity needs include the maturity of mortgage debt and the financing of acquisitions and development.

         On October 17, 2000 both Merry Land Properties, Inc. and Merry Land Capital Trust filed a request for withdrawal of the registration of a proposed rights offering of trust preferred securities of Merry Land Capital Trust. The company has elected not to proceed with the stock rights offering due to unfavorable market conditions. No offers or sale of securities were made pursuant to the registration statement.

          Cash Flows. Cash and cash equivalents totaled $4.5 million on December 31, 2000, an increase of $1.4 million from December 31, 1999. The $4.6 million net cash provided from operating activities and the $1.3 million cash provided from the sale of real estate was partially offset by the $475 thousand invested in the Cypress Cove community joint venture, $2.0 million spent on improvements on the residential communities, net of the $600 thousand mortgage reserve reimbursements, and the $2.0 million spent on development expenditures, including escrows and deferred loan costs, and net of the $5.4 million construction loan proceeds. The $730 thousand received from both the ESOP and other notes receivable were offset by the $681 thousand in mortgage principal payments.

         Cash and cash equivalents totaled $3.1 million on December 31, 1999, a decrease of $900 thousand from December 31, 1998. The $4.6 million net cash provided from operating activities was offset primarily by the $2.2 million used to acquire the ownership interests in six apartment communities, the $1.2 million increase in mortgage escrows, the $825 thousand to acquire the Calhoun Street condominium building and the $1.0 million for improvements on the residential communities. In addition, the $800 thousand received from the repayment of a mortgage notes receivable was offset by the $1.0 million lent to the Employee Stock Ownership Plan.

         Inflation. Substantially, all of the company's leases are for terms of one year or less, which should enable the company to replace existing leases with new leases at higher rent rates in times of rising prices. The company believes that this would offset the effect of cost increases stemming from inflation.

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

         Quantitative and Qualitative Disclosures about Market Risk. At December 31, 2000 the company's only remaining variable rate debt consisted of a $2.0 million line of credit. While the line of credit matures in June 2001, the $1.5 million outstanding on the line of credit is expected be paid off in early 2001 and replaced by a $3.0 million secured loan due in August 2002. The interest rate on this new loan will be approximately LIBOR plus 2% and secured by the Calhoun Street condominiums and a Sun City, South Carolina development tract. Proceeds from the Calhoun Street sales will be used to pay down the loan.

         The company does not enter into contracts for trading purposes and does not use leveraged instruments. None of the company's notes receivable have variable interest rates. The following table summarizes Merry Land's risk associated with notes payable and notes receivable as of December 31, 2000. The table includes principal payments and the related weighted average interest rates by expected year of maturity. The variable rate represents the floating interest rate calculated at December 31, 2000. (Dollars in thousands)

                                                                  Expected fiscal year of maturity
                             ----------------------------------------------------------------------------------------------------

                              2001         2002        2003         2004         2005      Thereafter       Total      Fair value
                             -------      ------     --------     --------     --------    ----------     ---------    ----------

Debt:

Fixed rate                   $   763      $  849     $    919     $    975     $  1,076     $ 103,242     $ 107,824     $107,824
Avg. interest rate               7.9%        7.9%         7.9%         7.9%         7.9%          8.0%          8.0%          --

Variable rate                $ 1,500          --           --           --           --            --     $   1,500     $  1,500
Avg. interest rate               7.8%         --           --           --           --            --           7.8%          --


Notes receivable:

Fixed rate                   $    52      $   47     $     40     $     42     $     42     $     240     $     463     $    463
Avg. interest rate               7.3%        6.9%         6.1%         6.1%         6.1%          6.2%          6.3%          --

PART II

Item 8. Financial Statements and Supplementary Data

                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                        Dec. 31, 2000        Dec. 31, 1999
                                                                                        -------------        -------------

ASSETS
  Real estate assets, at cost:
    Land held for mining and development                                                $   4,055,883        $   5,905,288
    Apartments                                                                             98,116,609           95,615,665
    Development in progress                                                                 9,844,356            2,820,564
    Commercial rental property                                                              2,430,478            2,627,652
    Furniture and equipment                                                                 1,905,830            1,882,536
                                                                                        -------------        -------------
        Total cost                                                                        116,353,156          108,851,705
    Accumulated depreciation and depletion                                                (16,151,081)         (13,335,596)
                                                                                        -------------        -------------
                                                                                          100,202,075           95,516,109

INVESTMENT IN JOINT VENTURE                                                                   474,512                   --

CASH AND CASH EQUIVALENTS                                                                   4,452,189            3,067,372

ESCROWED CASH                                                                               1,724,997            1,187,142

OTHER ASSETS
  Notes receivable                                                                            462,656              564,073
  Deferred loan costs                                                                       1,495,217            1,111,309
  Other receivables                                                                           152,769              154,496
  Deferred tax asset                                                                        5,130,885            5,733,521
  Other                                                                                        86,768               72,603
                                                                                        -------------        -------------
                                                                                            7,328,295            7,636,002
                                                                                        -------------        -------------

TOTAL ASSETS                                                                            $ 114,182,068        $ 107,406,625
                                                                                        =============        =============

NOTES PAYABLE
  Line of credit                                                                        $   1,500,000        $   1,500,000
  Construction loans                                                                        5,363,868                   --
  Mortgage loans                                                                           91,029,928           91,711,187
                                                                                        -------------        -------------
                                                                                           97,893,796           93,211,187

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                                                            650,261              631,863
  Accrued property taxes                                                                       67,117              467,863
  Deferred revenue                                                                            168,998              172,100
  Payables and accrued liabilities                                                          1,842,731            1,262,961
                                                                                        -------------        -------------
                                                                                            2,729,107            2,534,787

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value, 2,666,966 and 2,601,300 shares issued and
  outstanding in 2000 and 1999, respectively                                                2,666,966            2,601,300
  Capital surplus                                                                           9,403,285            9,139,014
  Unamortized compensation                                                                 (1,751,179)          (1,710,055)
  Cumulative undistributed net earnings                                                     3,629,665            2,648,324
  Note receivable from ESOP                                                                  (389,572)          (1,017,932)
                                                                                        -------------        -------------
                                                                                           13,559,165           11,660,651
                                                                                        -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 114,182,068        $ 107,406,625
                                                                                        =============        =============

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Years ended December 31,
                                                                       ------------------------------------------------
                                                                                                           (Accounting
                                                                                                           predecessor)
                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------

INCOME
Rental income                                                          $ 19,063,360      $ 12,063,730      $  8,120,569
Royalty income                                                              608,860         1,358,685         1,693,489
Interest income                                                             211,066           231,667           136,644
Discount on receivable redemption                                                --           (29,512)               --
Management fees                                                             166,375           598,344           148,958
Development fees                                                          1,212,771         1,586,996           515,016
Other investment income                                                      34,429                --                --
Long term gains                                                             472,542                --                --
                                                                       ------------      ------------      ------------
                                                                         21,769,403        15,809,910        10,614,676
EXPENSES
Rental expense                                                            6,675,830         4,542,132         3,449,045
Interest expense                                                          7,095,054         4,633,046           694,462
Depreciation                                                              2,815,534         1,838,735         1,556,457
Amortization                                                                106,345            40,571                --
General and administrative expense                                        3,494,660         2,715,103           653,401
Impairment charge                                                                --                --         1,666,463
                                                                       ------------      ------------      ------------
                                                                         20,187,423        13,769,587         8,019,828

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM                                1,581,980         2,040,323         2,594,848

Income tax (expense) benefit                                               (600,639)         (629,095)          462,597
                                                                       ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                                            981,341         1,411,228         3,057,445

Extraordinary gain - discount on repayment of debt, net of
income tax provision of $441,746                                                 --           721,969                --
                                                                       ------------      ------------      ------------

NET INCOME                                                                  981,341         2,133,197         3,057,445

Discount on redemption of preferred stock                                        --         1,163,715                --
                                                                       ------------      ------------      ------------

NET INCOME - COMMON                                                    $    981,341      $  3,296,912      $  3,057,445
                                                                       ============      ============      ============

Weighted average common shares
  Basic                                                                   2,228,515         2,191,469         2,113,393
  Diluted                                                                 2,324,364         2,263,768         2,129,479

EARNINGS PER COMMON SHARE
  Basic                                                                $       0.44      $       1.50      $       1.45
  Diluted                                                              $       0.42      $       1.46      $       1.44

  The accompanying notes are an integral part of these consolidated statements.
    Specific reference is made to Note 2 where the basis of presentation for these statements is described and the lack of comparability between periods is discussed for 1998.

                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                       ------------------------------------------------
                                                                                                           (Accounting
                                                                                                           predecessor)
                                                                       ------------------------------------------------
                                                                           2000              1999              1998
                                                                       ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    981,341      $  2,133,197      $  3,057,445

Adjustments to reconcile net income to
  net cash provided by operating activities:
      Gain on sale of real property                                        (472,542)               --                --
      Discount on repayment of debt, net of taxes                                --          (721,969)               --
      Depreciation expense                                                2,815,534         1,838,735         1,556,457
      Amortization expense                                                  106,345            40,571                --
      Amortization of compensation element of restricted
        stock grants                                                        289,261           133,432           161,086
      Impairment charge                                                          --                --         1,666,463
      Deferred income tax expense (benefit)                                 600,639         1,058,230          (586,443)
      Increase in payable and accrued liabilities                           576,547           806,767           422,252
      Decrease in other receivables                                           3,278         1,280,016                --
      (Decrease) increase in deferred revenue                                (3,102)         (599,527)          440,931
      (Decrease) increase in property taxes payable                        (400,746)          157,927            65,309
      Increase in accrued interest expenses                                  18,398           187,310           444,553
       (Decrease) increase in dividend payable                                   --           (81,111)           81,111
      Other                                                                 119,801          (401,273)         (271,673)
                                                                       ------------      ------------      ------------
        Net cash provided by operating activities                         4,634,754         5,832,305         7,037,491

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments received on notes receivable                                 101,417           748,661            69,481
      Capitalized costs, improvements and replacements                   (2,619,949)       (1,048,705)       (1,599,960)
      Purchase of real property                                                  --       (55,324,488)               --
      Sale of real property                                               1,266,097                --                --
      Investment in joint ventures                                         (474,512)               --                --
      Expenditures for development                                       (5,805,851)               --                --
      Decrease (increase) in receivable from ESOP                           628,360        (1,017,932)
                                                                       ------------      ------------      ------------
        Net cash used in investing activities                            (6,904,438)      (56,642,464)       (1,530,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments of) net proceeds from mortgage loans                      (681,259)       91,711,187                --
     Decrease (increase) in mortgage escrow                                 628,126        (1,187,142)               --
     Proceeds from line of credit                                                           1,500,000                --
     Proceeds from construction loans                                     5,363,868                --                --
     Increase in development escrow                                      (1,165,981)               --                --
     Repayment of senior debt                                                    --       (18,317,429)               --
     Repayment of subordinated debt                                              --       (18,836,285)               --
     Repayment of preferred stock                                                --        (3,836,285)               --
     Increase in deferred loan costs                                       (490,253)       (1,151,880)               --
     Contributions from Merry Land & Investment Co., Inc.                                                     1,554,584
     Other capital contributions                                                 --                --         2,400,000
     Distributions to Merry Land & Investment Co., Inc.                          --                --        (5,466,231)
                                                                       ------------      ------------      ------------
        Net cash used in financing activities                             3,654,501        49,882,166        (1,511,647)

NET INCREASE (DECREASE) IN CASH                                        $  1,384,817      $   (927,993)     $  3,995,365

CASH AT BEGINNING OF PERIOD                                            $  3,067,372      $  3,995,365      $         --
                                                                       ------------      ------------      ------------
CASH AT END OF PERIOD                                                  $  4,452,189      $  3,067,372      $  3,995,365
                                                                       ============      ============      ============

Interest paid                                                          $  7,580,699      $  4,180,096      $    168,798
Income taxes paid                                                      $         --      $         --      $         --
Non cash transactions:
Deferred tax asset from initial contribution                           $         --      $         --      $  6,323,414
Issuance of debt in initial capitalization                             $         --      $         --      $ 38,317,429
Issuance of preferred stock in initial contribution                    $         --      $         --      $  5,000,000

  The accompanying notes are an integral part of these consolidated statements. Specific reference is made in Note 2 where the basis of presentation for these statements is described and the lack of comparability
                     between periods is discussed for 1998.

                  Merry Land Properties, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                       Cumulative
                                                                   Common stock                                       undistributed
                                              Investment    ---------------------------    Capital      Unamortized    net earnings
                                              by parent        Shares         Amount       surplus      compensation    (deficit)
                                             ------------   ------------   ------------  ------------   ------------  -------------

(Accounting predecessor)
BALANCE, DECEMBER 31, 1997                   $ 43,379,260             --   $         --  $         --   $         --   $         --
                                             ============   ============   ============  ============   ============   ============
Net income prior to spin off-Note 1             3,706,033             --             --            --             --             --
Net distributions prior to spin off-Note 1     (3,911,647)            --             --            --             --             --
Initial capitalization resulting from the
  spin off-Note 1                             (43,173,646)     2,151,315      2,151,315     5,152,926             --             --
Capital contribution in connection
  with spin off-Note 1                                 --             --             --     2,400,000             --             --
Issuance of restricted stock grants                    --        446,318        446,318     1,569,059     (2,015,377)            --
Amortization of compensation element of
  restricted stock                                     --             --             --            --        161,086             --
Net income (loss) subsequent to spin off               --             --             --            --             --       (648,588)
                                             ------------   ------------   ------------  ------------   ------------   ------------

BALANCE, DECEMBER 31, 1998                             --      2,597,633      2,597,633     9,121,985     (1,854,291)      (648,588)
                                             ============   ============   ============  ============   ============   ============
Net income-common                                      --             --             --            --             --      3,296,912
Issuance of restricted stock grants                    --          6,000          6,000        25,500             --             --
Forfeiture of restricted stock grants                  --         (2,333)        (2,333)       (8,471)        10,804             --
Amortization of compensation element of
   restricted stock                                    --             --             --            --        133,432             --
Issuance of notes receivable to the ESOP               --             --             --    (1,017,932)            --             --
                                             ------------   ------------   ------------  ------------   ------------   ------------

BALANCE, DECEMBER 31, 1999                             --      2,601,300      2,601,300     8,121,082     (1,710,055)     2,648,324
                                             ============   ============   ============  ============   ============   ============
Net income-common                                      --             --             --            --             --        981,341
Issuance of restricted stock grants                    --         80,000         80,000       325,000       (405,000)            --
Forfeiture of restricted stock grants                  --        (14,334)       (14,334)      (60,729)        75,063             --
Amortization of compensation
  element of restricted stock                          --             --             --            --        288,813             --
Repayment of notes receivable from
  the ESOP                                             --             --             --       628,360             --             --
                                             ------------   ------------   ------------  ------------   ------------   ------------

BALANCE, DECEMBER 31, 2000                   $         --      2,666,966   $  2,666,966  $  9,013,713   $ (1,751,179)  $  3,629,665
                                             ============   ============   ============  ============   ============   ============


                                                  Total
                                              stockholders'
                                                 equity
                                              -------------

(Accounting predecessor)
BALANCE, DECEMBER 31, 1997                     $ 43,379,260
                                               ============
Net income prior to spin off-Note 1               3,706,033
Net distributions prior to spin off-Note 1       (3,911,647)
Initial capitalization resulting from the
  spin off-Note 1                               (35,869,405)
Capital contribution in connection
  with spin off-Note 1                            2,400,000
Issuance of restricted stock grants                      --
Amortization of compensation element of             161,086
  restricted stock
Net income (loss) subsequent to spin off           (648,588)
                                               ------------

BALANCE, DECEMBER 31, 1998                        9,216,739
                                               ============
Net income-common                                 3,296,912
Issuance of restricted stock grants                  31,500
Forfeiture of restricted stock grants                    --
Amortization of compensation element of
   restricted stock                                 133,432
Issuance of notes receivable to the ESOP         (1,017,932)
                                               ------------

BALANCE, DECEMBER 31, 1999                       11,660,651
                                               ============
Net income-common                                   981,341
Issuance of restricted stock grants                      --
Forfeiture of restricted stock grants                    --
Amortization of compensation
element of restricted stock                         288,813
Repayment of notes receivable from
  the ESOP                                          628,360
                                               ------------

BALANCE, DECEMBER 31, 2000                     $ 13,559,165
                                               ============

 The accompanying notes are an integral part of these consolidated statements.
      Specific reference is made to Note 2 where the basis of presentation for these statements is described and the lack of comparability between periods is discussed for 1998.

                  MERRY LAND PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Merry Land Properties, Inc. was formed on September 3, 1998 as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company, Inc. was merged into Equity Residential Properties Trust on October 19, 1998. On October 15, 1998 the common stock of Merry Land Properties was spun off to the common shareholders of Merry Land & Investment Company on the basis of one share of Merry Land Properties stock for every twenty shares of Merry Land & Investment Company, Inc.

2.       BASIS OF PRESENTATION

         The financial statements for periods prior to the spin off include only those assets and liabilities contributed by Merry Land & Investment Company. These financial statements have been prepared using Merry Land & Investment Company's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries that have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Merry Land Properties.

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

Recognition of Income

         The company leases its apartment properties generally for terms of one year or less. Rental income is recognized when earned. Commercial properties are leased under operating leases. Rental income is recognized on a straight-line basis over the terms of the respective leases. The company recognizes mineral royalty income, both as clay and sand are mined, and also on a straight line basis over the life of the related agreements depending on the terms of the underlying leases. Property management and development consulting fee income are recognized when earned.

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

         Depreciation of buildings and equipment is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

             Apartments                                         40-50 years
             Land improvements                                     15 years
             Commercial rental buildings                        40-50 years
             Furniture, fixtures, equipment and carpet           5-15 years
             Operating equipment                                  3-5 years

         Straight-line and accelerated methods are used for income tax reporting purposes. Expenditures that extend the lives of assets are capitalized; other repairs and maintenance are expensed.

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In October 1998 in conjunction with formulation of a new business plan for the company's commercial properties, the company recorded an impairment charge of approximately $1.7 million related to the likely disposal of several commercial properties in Augusta, Georgia. This charge reduces the company's carrying value in the properties to the estimated fair value, less selling costs. This resulted in a carrying value of approximately $775,000 at December 31, 1999 and 1998, which is included in the commercial rental property in the accompanying consolidated balance sheets. In 2000, we sold two of these properties for $257,000 at a net gain of $33,000.

         In January 2001 the company identified and classified five apartment communities as available for sale. These communities had a carrying value of $33.8 million at December 31, 2000. Management believes that the fair market value of these five apartment communities exceeds their carrying value at December 31, 2000.

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

Earnings Per Share and Share Information

         Basic earnings per common share are computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under the company's Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method.

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

         A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                         2000          1999          1998
                                                      ----------    ----------    ----------
Weighted average shares outstanding-basic              2,228,515     2,191,469     2,113,393
Dilutive potential common shares                          95,849        72,299        16,086
                                                      ----------    ----------    ----------
Weighted average shares outstanding-diluted            2,324,364     2,263,768     2,129,479

Use of Estimates

         The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

         In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement, as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," is effective for fiscal years beginning after June 15, 2000. Management will adopt SFAS No. 133 effective January 1, 2001 and, based on current business activities, believes that it will not have a material effect on the financial statements.

4.       NOTES RECEIVABLE

         At December 31, 2000 and 1999 notes receivable consisted of the following:

                                                                  Note Balances
                                                 Original     --------------------
                              Rate      Due       Amount        2000        1999
                             ------    -----    ----------    --------    --------
         Brothersville        6.00%    11/12    $  675,000    $384,983    $470,957
         Brothersville       10.00%     9/02       327,600      25,465      38,195
         New Zion             7.00%    11/12        60,000      52,208      54,921
                                                ----------    --------    --------
         Total                                  $1,062,600    $462,656    $564,073

5.       DEBT

         At December 31, 2000 and 1999 debt consisted of the following:

                                                 Maturity
                                                   Date        Interest Rate       2000              1999
                                                 --------      --------------  ------------      ------------
Line of credit                                   06/24/01      LIBOR+1.25%     $  1,500,000      $  1,500,000
Construction/permanent loan-James Island LP      04/19/40            8.65%(1)     5,363,868                --
Mortgage Loan-Huntington LLC                     09/01/07            7.97%        5,038,259         5,074,767
Mortgage Loan-Magnolia Villas LLC                09/01/07            7.97%        4,696,363         4,730,394
Mortgage Loan-Summit Place LLC                   09/01/07            7.97%        7,015,310         7,066,145
Mortgage Loan-Woodcrest LLC                      09/01/07            7.97%        6,296,833         6,342,461
Mortgage Loan-Greentree LLC                      07/01/09            7.73%        6,647,423         6,699,284
Mortgage Loan-Marsh Cove LLC                     07/01/09            7.73%        8,073,072         8,136,056
Mortgage Loan-Quarterdeck LLC                    07/01/09            7.73%        9,857,854         9,934,763
Mortgage Loan-Waters Edge LLC                    07/01/09            7.73%        7,121,320         7,176,879
Mortgage Loan-West Wind LLC                      07/01/09            7.73%        9,101,993         9,173,004
Mortgage Loan-Hammocks LLC                       09/01/11            7.99%       18,618,837        18,753,048
Mortgage Loan-Windsor Place LLC                  09/01/11            7.99%        8,562,664         8,624,386
                                                                               ------------      ------------
Total                                                                          $ 97,893,796      $ 93,211,187

         (1) Represents 8.375% during construction, 8.15% permanent financing and 0.5% insurance premiums.

         In June 1999 the company closed $41.2 million in mortgage financing with five non recourse loans secured by five apartment communities in Charleston and Savannah. The proceeds were used to repay at a discount the senior debt, subordinated debt and preferred stock that were issued in connection with the merger and spin off. The extraordinary gain from the discount on repayment of subordinated debt, net of income taxes of $441,746, totaled $721,969.

         In August 1999 the company obtained $50.7 million in additional mortgage financing and $1.5 million against the $2.0 million line of credit to purchase the remaining partnership interests held by Equity Residential in six apartment communities that had been owned by our predecessor.

         In April 2000 the company began construction on the Merritt at James Island apartment community. The total loan commitment is $16.2 million.

6.       MANAGEMENT INCENTIVE PLAN

         In October 1998 the stockholders of Merry Land Properties approved the 1998 Management Incentive Plan. In October 1998 fifteen employees, including the company's three executive officers, received restricted stock grants for a total of 446,318 shares of the company's common stock, which are forfeitable in the event the employee terminates service prior to vesting (except upon death or disability). The common stock received under the original Management Incentive Plan vested for all employees in fifteen equal annual installments beginning on the date granted.

         In January 2000 additional restricted stock grants for a total of 50,000 shares were awarded to the three executive officers in lieu of cash bonuses that will vest in five equal annual installments beginning one year from the date granted. In addition, the original awards for certain non-executive employees were amended reducing the vesting period.

         In April 2000 the stockholders of the company approved the 2000 Management Incentive Plan under which 250,000 common stock shares were made available for grants. During 2000 net additional restricted stock grants for a total of 15,667 shares were awarded to non-key executive employees leaving 240,348 common shares available for grant at the end of 2000.

7.       EMPLOYEE STOCK OWNERSHIP PLAN

         In October 1998 Merry Land Properties adopted and assumed Merry Land & Investment Company's Employee Stock Ownership Plan. Under the plan, the company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the company. The amount of the annual contribution is made at the discretion of the Board of Directors. For 2000 the company contributed $268 thousand to the ESOP.

         In 1999 the company loaned the ESOP $1.0 million to buy approximately 200,557 shares of Merry Land's common stock. The note bears an interest rate equal to the thirty-day LIBOR plus 2.5%, which is due in March 2004. The ESOP paid the company $62 thousand and $37 thousand in interest in 2000 and 1999, respectively. The loan balance at the end of 2000 was $390 thousand.

         In August 2000 the company established a deferred compensation plan under Code Section 401(k) of the Internal Revenue Code. The company will provide a 50% match up to 6% of the eligible employees wages. In 2000 the company's contribution was $22 thousand.

8.       PREFERRED STOCK

         In June 1999 the company redeemed its $5,000,000 of Preferred Stock at a $1.2 million discount. For the period from January 1, 1999 to the date of redemption the company paid preferred stock dividends of $193,333.

9.       COMMON DIVIDENDS

         The company did not pay any dividends to common stockholders in 2000.

10.      INCOME TAXES

         As discussed in Note 3, the company is a taxable "C" corporation. It is assumed that the accounting predecessor distributed sufficient taxable income to stockholders in the form of dividends to qualify as a REIT, and thus no income taxes were provided for in periods prior to the spin off.

         The components of the income tax provision (benefit) are as follows:

                                                     2000            1999            1998
                                                  ----------      ----------      ----------
         Current federal tax                      $       --      $       --      $  104,271
         Current state tax                                --              --          19,575
         Deferred federal tax                        515,245         519,040        (493,749)
         Deferred state tax                           85,394         110,055         (92,694)
                                                  ----------      ----------      ----------
         Income tax provision/(benefit)           $  600,639      $  629,095      $ (462,597)

         The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                                            2000                 1999                   1998
                                                                     -------------------------------------------------------------
                                                                                 % Of                 % Of                   % Of
                                                                                Pretax               Pretax                 Pretax
                                                                     $ Amount   Income   $ Amount    Income    $ Amount     Income
                                                                     --------   ------   ---------   ------   -----------   ------

Income tax expense at statutory rate                                 $537,874    34.0%   $ 693,711    34.0%   $   882,248    34.0%
Increases (reductions) in taxes resulting from:
  Benefit from non taxable income under REIT status                        --      --           --      --     (1,261,051)   (48.6)
  State and local income taxes, net of federal income tax benefit      62,765     4.0       80,787     4.0        (51,470)   (2.0)
  Dividends not deductible                                                 --      --       73,389     3.6         30,790     1.2
  Other                                                                    --      --       69,109     3.4          1,850     0.1
  Non taxable clay lease income                                            --      --     (287,901)   (14.2)      (64,964)   (2.5)
                                                                     --------    ----    ---------    ----    -----------    ----
Total income tax expense (benefit)                                   $600,639    38.0%   $ 629,095    30.8%   $  (462,597)   (17.8)%

         Significant components of the company's net deferred income taxes are as follows:

                                                          Dec. 31, 2000       Dec. 31, 1999
                                                          -------------       -------------

Excess of tax basis of assets over book basis
  resulting from spin off                                 $  5,891,529        $  6,004,135
Net operating loss carry forward                               883,992             765,876
Accelerated depreciation                                    (1,644,636)           (844,265)
Other                                                               --            (192,225)
                                                          ------------        ------------
Total deferred tax asset                                  $  5,130,885        $  5,733,521

         SFAS No. 109 requires a valuation allowance be provided to reduce the amount of the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance at December 31, 2000 or 1999 is required.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management estimates that the carrying value of cash and cash equivalents, notes receivable and notes payable approximate their fair values when compared to instruments of similar type, maturity and terms.

12.      SEGMENT INFORMATION

         The company has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

DECEMBER 31, 2000                   Apartments   Commercial & Land   Third Party Services   Corporate       Consolidated
                                   ------------  -----------------   --------------------  ------------    --------------

Real estate rental revenue         $ 18,638,647    $    424,713          $         --      $         --     $ 19,063,360

Real estate expense                  (6,359,770)       (316,060)                   --                --       (6,675,830)
Depreciation and amortization        (2,388,171)       (208,559)                   --          (325,149)      (2,921,879)
                                   ------------    ------------          ------------      ------------     ------------
Income from real estate               9,890,706         (99,906)                   --          (325,149)       9,465,651
Other income                                 --       1,081,402             1,379,146           245,495        2,706,043
                                   ------------    ------------          ------------      ------------     ------------

Segment income (loss)                 9,890,706         981,496             1,379,146           (79,654)      12,171,694
Interest expense                             --              --                    --        (7,095,054)      (7,095,054)
General and administrative
  expense                                    --              --            (1,182,646)       (2,312,014)      (3,494,660)
                                   ------------    ------------          ------------      ------------     ------------
Income before taxes and
  extraordinary item                  9,890,706         981,496               196,500        (9,486,722)       1,581,980
Income tax                                   --              --                    --          (600,639)        (600,639)
                                   ------------    ------------          ------------      ------------     ------------
Income before extraordinary
  item                                9,890,706         981,496               196,500       (10,087,361)         981,341
Extraordinary item                           --              --                    --                --               --
                                   ------------    ------------          ------------      ------------     ------------
Net income                         $  9,890,706    $    981,486          $    196,500      $(10,087,361)    $    981,341
                                   ============    ============          ============      ============     ============
Capital investments                $  2,566,680    $  5,309,855          $         --      $     23,294     $  7,899,829
                                   ============    ============          ============      ============     ============
Total real estate assets           $ 84,124,081    $ 15,745,303          $         --      $    332,691     $100,202,075
                                   ============    ============          ============      ============     ============


DECEMBER 31, 1999                   Apartments   Commercial & Land   Third Party Services    Corporate       Consolidated
                                   ------------  -----------------   --------------------   ------------    --------------
Real estate rental revenue         $ 11,532,264    $    531,466          $         --      $         --     $ 12,063,730
Real estate expense                  (4,149,002)       (393,130)                   --                --       (4,542,132)
Depreciation and amortization        (1,503,495)        (44,846)                   --          (330,965)      (1,879,306)
                                   ------------    ------------          ------------      ------------     ------------
Income from real estate               5,879,767          93,490                    --          (330,965)       5,642,292
Other income                                 --       1,358,685             2,185,340           231,667        3,775,692
                                   ------------    ------------          ------------      ------------     ------------
Segment income (loss)                 5,879,767       1,452,175             2,185,340           (99,298)       9,417,984
Interest expense                             --              --                    --        (4,633,046)      (4,633,046)
General and administrative                   --              --              (975,997)       (1,739,106)      (2,715,103)
                                   ------------    ------------          ------------      ------------     ------------
Income before taxes                   5,879,767       1,452,175             1,209,343        (6,471,450)       2,069,835
Income taxes                                 --              --                    --          (629,095)        (629,095)
Net realized loss                            --              --                    --           (29,512)         (29,512)
                                   ------------    ------------          ------------      ------------     ------------
Discount on redemption of
  preferred stock                            --              --                    --         1,163,715        1,163,715
Discount on repayment of debt,
  net of taxes                               --              --                    --           721,969          721,969
                                   ------------    ------------          ------------      ------------     ------------
Net income (loss)                  $  5,879,767    $  1,452,175          $  1,209,343      $ (5,244,373)     $3, 296,912
                                   ============    ============          ============      ============     ============
Capital investments                $    350,963    $      5,628          $         --      $    162,272     $  1,873,705
                                   ============    ============          ============      ============     ============
Total real estate assets           $ 84,011,308    $  2,284,488          $         --      $    528,203     $ 95,516,109
                                   ============    ============          ============      ============     ============

DECEMBER 31, 1998                   Apartments   Commercial & Land   Third Party Services    Corporate       Consolidated
                                   ------------  -----------------   --------------------   ------------    --------------
Real estate rental revenue         $  7,638,710    $    481,858          $         --      $         --     $  8,120,568
Real estate expense                  (3,125,712)       (323,333)                   --                --      (3,449,0450)
Depreciation and amortization        (1,171,433)       (321,659)                   --           (63,365)      (1,556,457)
Impairment charge                            --      (1,666,463)                   --                --       (1,666,463)
                                   ------------    ------------          ------------      ------------     ------------
Income from real estate               3,341,565      (1,829,597)                   --           (63,365)       1,448,603
Other income                                 --       1,693,489               663,974           136,644        2,494,107
                                   ------------    ------------          ------------      ------------     ------------
Segment income (loss)                 3,341,565        (136,108)              663,974            73,279        3,942,710
Interest expense                             --              --                    --          (694,462)        (694,462)
General and administrative                   --              --              (194,619)         (458,781)        (653,400)
                                   ------------    ------------          ------------      ------------     ------------
Income before taxes                   3,341,565        (136,108)              469,355        (1,079,964)       2,594,848
Income tax benefit                           --              --                  --             462,597          462,597
                                   ------------    ------------          ------------      ------------     ------------
Net income (loss)                  $  3,341,565    $   (136,108)         $    469,355      $   (617,367)    $  3,057,445
                                   ============    ============          ============      ============     ============
Capital investments                $    387,865    $    205,175          $         --      $     72,676     $  1,599,960
                                   ============    ============          ============      ============     ============
Total real estate assets           $ 30,664,309    $  2,319,489          $         --      $   (772,205)    $ 40,981,608
                                   ============    ============          ============      ============     ============

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merry Land Properties, Inc:

         We have audited the accompanying Consolidated Balance Sheets of Merry Land Properties, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry Land Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
-----------------------------------
Arthur Andersen LLP

Atlanta, Georgia
January 18, 2001

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

(a) The following documents are filed as a part of this report:

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

2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are required to be filed by Item 8 and Item 14(d) of Form 10-K:

                  Report of Independent Public Accountants on Schedules Real Estate and Accumulated Depreciation

3. EXHIBITS

(3.i) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative Preferred
         Stock (incorporated by reference to Exhibit 3.i of the company's Annual
         Report on Form 10-K filed March 31, 1999)

(3.ii) Bylaws, as amended on January 28, 1999 (incorporated by reference to Exhibit 3.ii of the company's Annual Report on Form 10-K filed March
         31, 1999).

(4)      Instruments Defining Rights of Security Holders, Including Indentures:

(4.1) The following instruments each dated August 23, 1999 define the rights of holder of indebtedness of the company's subsidiary:

         (a)      Deed to Secure Debt and Security Agreement for ML Hammocks at
                  Long Point, L.L.C. (incorporated by reference to Exhibit 4.8
                  (a) to the company's Registration Statement on Form S-11 filed
                  October 21, 1999, file number 333-89469)

         (b)      Promissory Note for ML Hammocks at Long Point, L.L.C.
                  (incorporated herein by reference to Exhibit 4.8(b) to the company's Registration Statement on For S-11 filed October 21,
                  1999, file number 333-89469)

(4.2) The following instruments each dated April 18, 2000 define the rights of holder of indebtedness of the company's subsidiary:

         (a)      Mortgage for ML James Island Apartments, L.P

         (b)      Mortgage Note for ML James Island Apartments, L.P.

         The company has additional long-term debt that does not exceed ten
         (10%) percent of the total assets of Merry Land and its subsidiaries on a consolidated basis. Merry Land agrees to furnish a copy of any such instrument to the Commission upon request.

(10)     MATERIAL CONTRACTS

(10.1) The company's 1998 Management Incentive Plan (incorporated herein by reference to Appendix F to Exhibit 10.1 of the company's Registration
         Statement on Form 10 filed September 4, 1998)

(10.2) The company's Directors Stock Compensation Plan (incorporated herein by reference as Exhibit 4.3 to the company's Registration Statement on Form S-8 filed April 19, 1999, registration number 333-76521)

(10.3) The company's 2000 Management Incentive Plan (incorporated herein by reference to Appendix A to the company's definitive proxy statement filed on Form DEF-14a on March 23, 2000)

(21)     Subsidiaries of Merry Land Properties, Inc.

(b) -- Reports on Form 8-K. The registrant filed no reports on Form 8-K during the last quarter of 1999.

To Merry Land Properties, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 18, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


      /s/ ARTHUR ANDERSEN LLP
-----------------------------------
        Arthur Andersen LLP

Atlanta, Georgia
January 18, 2001

PART IV

Item 14--Schedule XI--Real Estate and Accumulated Depreciation for the Year Ending December 31, 2000:

                                                           Cost capitalized                 Gross amount at which
                            Initial cost to company    subsequent to acquisition         carried at December 31, 2000
                          ---------------------------  -------------------------   -----------------------------------------
                                         Buildings &                   Carrying                  Buildings &       Total
Residential                   Land       improvements   Improvements     cost         Land       improvements       (a)
-----------               ------------   ------------   ------------   --------    -----------   ------------   ------------

Greentree                 $    325,000   $  6,001,731   $  1,324,455       --      $   325,806   $  7,325,380   $  7,651,186
Hammocks @ Long Point          947,016     19,473,395        369,341       --          947,016     19,842,736     20,789,752
Huntington                     485,100      5,216,010        140,643       --          485,100      5,356,653      5,841,753
Magnolia Villas                375,551      4,584,385        312,060       --          375,551      4,896,445      5,271,996
Marsh Cove                     329,786      6,649,280      1,379,313       --          345,467      8,012,912      8,358,379
Quarterdeck                    580,000      8,216,250      1,615,269       --          600,402      9,811,117     10,411,519
Summit Place                   392,000      6,477,363        209,512       --          392,000      6,686,875      7,078,875
Waters Edge                    448,000      6,490,069      1,795,747       --          450,864      8,282,952      8,733,816
West Wind Landing              960,000      5,597,500      1,146,204       --          960,000      6,743,704      7,703,704
Windsor Place                  378,778      9,279,624        555,626       --          378,778      9,835,250     10,214,028
Woodcrest                       89,049      5,830,388        142,164       --           89,049      5,972,552      6,061,601
                          ------------   ------------   ------------     ----      -----------   ------------   ------------

Total Apartments             5,310,280     83,815,995      8,990,334       --        5,350,033     92,766,576     98,116,609

Commercial                     277,500      1,386,283        766,695       --          292,420      2,138,058      2,430,478
Development in Progress      2,670,633             --      7,173,723       --        9,844,356             --      9,844,356
Land                         3,045,437             --      1,010,446       --        4,055,883             --      4,055.883
                          ------------   ------------   ------------     ----      -----------   ------------   ------------
Total                     $ 11,303,850   $ 85,202,278   $ 17,941,198     $ --      $19,542,692   $ 94,904,634   $114,447,326
                          ============   ============   ============     ====      ===========   ============   ============



                             Accumulated
                             depreciation     Date of       Date     Depreciable
Residential                      (a)        construction   acquired      life
-----------                  ------------   ------------   --------  -----------

Greentree                    $  2,723,289       1984         1986      5-50 yr.
Hammocks @ Long Point             574,788       1997         1999      5-50 yr.
Huntington                        168,830       1986         1999      5-50 yr.
Magnolia Villas                   164,653       1986         1999      5-50 yr.
Marsh Cove                      2,849,609       1983         1986      5-50 yr.
Quarterdeck                     2,688,040       1987         1989      5-50 yr.
Summit Place                      218,995       1985         1999      5-50 yr.
Waters Edge                     2,439,214       1985         1988      5-50 yr.
West Wind Landing               1,651,530       1984         1993      5-50 yr.
Windsor Place                     316,767       1985         1999      5-50 yr.
Woodcrest                         196,813       1982         1999      5-50 yr.
                             ------------

Total Apartments               13,992,528

Commercial                        546,049     various      various     5-50 yr.
Development in Progress                --     various         --          --
Land                               39,365     various         --          --
Total                        $ 14,577,942
                             ============

Notes:

(a)Reconciliation of total real estate carrying value and accumulated depreciation for the years ending December 31, 2000, 1999 and 1998 are as follows:

                                                       Real estate cost                         Accumulated depreciation
                                          ------------------------------------------   ------------------------------------------
                                              2000           1999           1998           2000           1999           1998
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance at beginning of period            $106,969,169   $ 50,642,369   $ 50,603,514   $ 11,981,262   $ 10,432,965   $ 10,264,894
Additions--acquisitions and improvements     8,364,619     56,326,800      2,842,102      2,596,680      1,548,297      1,304,855
Deductions--sales and impairment charge        886,462             --      2,803,247             --             --      1,136,784
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at end of period                  $114,447,326   $106,969,169   $ 50,642,369   $ 14,577,942   $ 11,981,262   $ 10,432,965
                                          ============   ============   ============   ============   ============   ============

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

MERRY LAND PROPERTIES, INC.
(Registrant)

/s/ W. TENNENT HOUSTON                                      March 26, 2001
-------------------------------------------------       ---------------------
             W. Tennent Houston                                  Date
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                    Date
---------                               -----                                    ----


/s/ DAVID W. COBB                       Director                                 March 26, 2001
----------------------------------
David W. Cobb

/s/ DORRIE E. GREEN                     Vice President, Chief Financial          March 26, 2001
----------------------------------      Officer, Secretary and Treasurer
Dorrie E. Green


/s/ W. TENNENT HOUSTON                  Chairman of the Board and                March 26, 2001
----------------------------------      Chief Executive Officer
W. Tennent Houston


/s/ JEFFERSON B.A. KNOX                 Director                                 March 26, 2001
----------------------------------
Jefferson B.A. Knox


/s/ STEWART R. SPEED                    Director                                 March 26, 2001
----------------------------------
Stewart R. Speed


/s/ MICHAEL N. THOMPSON                 President, Chief Operating               March 26, 2001
----------------------------------      Officer and Director
Michael N. Thompson