Form 10-K/A
period 2000-12-31
MERRY LAND PROPERTIES INC
filed 2001-04-05
CIK 1069546

================================================================================

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   Form 10-K/A
                                 --------------

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

State of Incorporation:Georgia I.R.S. Employer Identification Number: 58-2412761

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------                                         -------------------
       None                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 stated value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting and nonvoting common equity held by non affiliates of the registrant on March 5, 2001: Common Stock, $1 stated value--$10,277,354 (all shares other than those owned or controlled by officers, directors, and 5% stockholders).

The number of shares of common stock outstanding as of March 5, 2001 was 2,712,966. Documents incorporated by reference: The 2001 definitive proxy statement mailed to stockholders for the annual meeting scheduled for April 19, 2001 is incorporated by reference into Part III of this form 10-K.

================================================================================

We are filing this amendment to our Annual Report on Form 10-K to add the consent of independent public accountants as exhibit 23. In the previous filing, the consent was excluded.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

3.   EXHIBITS

Add:

(23)   Consent of Independent Public Accountant

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

MERRY LAND PROPERTIES, INC.
     (Registrant)

/s/ W. TENNENT HOUSTON                                           April 3, 2001
----------------------                                          ---------------
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

Signature                   Title                               Date
---------                   -----                               ----

/s/DAVID W. COBB            Director                            April 3, 2001
------------------------
David W. Cobb

/s/ /DORRIE E. GREEN        Vice President, Chief Financial     April 3, 2001
------------------------    Officer, Secretary and Treasurer
Dorrie E. Green

/s/ W. TENNENT HOUSTON      Chairman of the Board and           April 3, 2001
------------------------    Chief Executive Officer
W. Tennent Houston

/s/ JEFFERSON B. A. KNOX    Director                            April 3, 2001
------------------------
Jefferson B. A. Knox

/s/STEWART R. SPEED         Director                            April 3, 2001
------------------------
Stewart R. Speed

/s/ MICHAEL N. THOMPSON    President, Chief Operating           April 3, 2001
------------------------   Officer and Director
Michael N. Thompson