Form 10-Q
period 2001-03-31
MERRY LAND PROPERTIES INC
filed 2001-05-15
CIK 1069546

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    Form 10Q
                                   ___________


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal quarter ended

                                 March 31, 2001
                        Commission file number: 000-29778


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


The number of shares of common stock outstanding as of March 31, 2001 was 2,712,966.


================================================================================

Form 10-Q - Merry Land Properties, Inc.
Index


PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements
          Consolidated Balance Sheets - March 31, 2001 and December 31, 2000...3 Consolidated Statements of Income -
             Three months ended March 31, 2001 and 2000........................4
          Consolidated Statements of Cash Flows -
             Three months ended March 31, 2001 and 2000........................5
          Notes to Consolidated Financial Statements...........................6
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................17
Item 2.   Changes in Securities and Use of Proceeds...........................17
Item 3.   Defaults upon Senior Securities.....................................17
Item 4.   Submission of Matters to a Vote of Security Holders.................17
Item 5.   Other Information...................................................17
Item 6.   Exhibits and Reports on Form 8-K....................................18


SIGNATURES....................................................................19

Form 10-Q - Part I. Financial Information
Item 1-..Financial Statements
                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                         Unaudited
                                                                                       March 31, 2001    December 31, 2000
                                                                                       --------------    -----------------
ASSETS
   Real estate assets, at cost:
   Land held for mining, development and sale                                           $   5,530,610        $   4,055,883
   Apartments                                                                              98,464,614           98,116,609
   Commercial rental property                                                               2,456,064            2,430,478
   Furniture and equipment                                                                  1,926,514            1,905,830
   Development in progress                                                                 13,395,989            9,844,356
                                                                                       --------------    -----------------
        Total cost                                                                        121,773,791          116,353,156
   Accumulated depreciation and depletion                                                 (16,811,461)         (16,151,081)
                                                                                       --------------    -----------------
                                                                                          104,962,330          100,202,075

INVESTMENT IN JOINT VENTURE                                                                   474,542              474,542

CASH AND CASH EQUIVALENTS                                                                   4,100,539            4,452,189

ESCROWED CASH                                                                               1,544,687            1,724,997

OTHER ASSETS
   Notes receivable                                                                           437,985              462,656
   Deferred loan costs                                                                      1,543,631            1,495,217
   Other receivable                                                                           210,886              152,769
   Deferred tax asset                                                                       5,117,685            5,130,885
   Other                                                                                      370,735               86,738
                                                                                       --------------    -----------------
                                                                                            7,680,922            7,328,295
                                                                                       --------------    -----------------
TOTAL ASSETS                                                                            $ 118,763,020        $ 114,182,068
                                                                                       ==============    =================

NOTES PAYABLE
   Line of credit                                                                       $           -        $   1,500,000
   Term loan                                                                                2,710,972                    -
   Construction loans                                                                       8,069,599            5,363,868
   Mortgage loans                                                                          90,821,331           91,029,928
                                                                                       --------------    -----------------
                                                                                          101,601,902           97,893,796

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
   Accrued interest                                                                           647,641              650,261
   Accrued property taxes                                                                     412,254               67,117
   Deferred revenue                                                                           162,850              168,998
   Construction retainage                                                                     659,458              358,124
   Payables and accrued liabilities                                                         1,240,336            1,484,607
                                                                                       --------------    -----------------
                                                                                            3,122,539            2,729,107

STOCKHOLDERS EQUITY
   Common stock, at $1 stated value, 2,712,966 and 2,666,966 shares
      issued and outstanding at March 31, 2001 and December 31, 2000, respectively          2,712,966            2,666,966
   Capital surplus                                                                          9,598,785            9,403,285
   Unamortized compensation                                                                (1,879,178)          (1,751,179)
   Cumulative undistributed net earnings                                                    3,651,239            3,629,665
   Receivable from ESOP                                                                       (45,233)            (389,572)
                                                                                       --------------    -----------------
                                                                                           14,038,579           13,559,165
                                                                                       --------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                               $ 118,763,020        $ 114,182,068
                                                                                       ==============    =================

     The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-  Financial Statements
                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three months ended March 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------
INCOME
Rental income                                     $4,771,403      $4,587,485
Royalty income                                       118,768         108,168
Interest income                                       59,389          38,108
Management and development  fees                     111,977         172,153
Sale of condominium                                  302,000               -
                                                 ------------    ------------
                                                   5,363,537       4,905,914
EXPENSES
Rental expense                                     1,710,604       1,624,859
Cost of condominium sold                             263,237               -
Interest expense                                   1,759,502       1,762,885
General and administrative expense                   867,684         732,132
Depreciation                                         701,152         643,864
Amortization                                          26,586          26,586
                                                 ------------    ------------
                                                   5,328,765       4,790,326

INCOME BEFORE TAXES                                   34,772         115,588
                                                 ------------    ------------

Income taxes                                          13,200          43,411
                                                 ------------    ------------

NET INCOME                                        $   21,572      $   72,177
                                                 ============    ============

WEIGHTED AVERAGE COMMON SHARES
     Basic                                         2,280,053       2,216,669
     Diluted                                       2,423,003       2,292,917

EARNINGS PER COMMON SHARE
     Basic                                        $      .01      $      .03
                                                 ============    ============
     Diluted                                      $      .01      $      .03
                                                 ============    ============

     The accompanying notes are an integral part of these consolidated income statements.

Form 10-Q - Part I.        Financial Information
Item 1-  Financial Statements
                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months ended March 31,
                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   2001             2000
                                                                    -----------      -----------
Net income                                                          $    21,572      $    72,177
Adjustments to reconcile net income to
     net cash provided by operating activities:
Cost of condominium sold                                                263,237                -
Depreciation expense                                                    701,152          643,864
Amortization expense                                                     26,586           26,586
Amortization of compensation element of restricted stock grants          81,999           79,961
Deferred income tax expense                                              13,200           43,411
Decrease in payables and accrued liabilities                           (349,748)        (482,097)
Increase (decrease) in property taxes payable                           345,137           (8,765)
Increase in other assets                                               (266,473)        (150,941)
Increase in other receivables                                          (120,355)         (54,197)
Increase (decrease) in security deposits                                105,478           (1,812)
Decrease in interest receivable                                          56,309           15,340
Other                                                                    60,400          (32,246)
                                                                    -----------      -----------
     Net cash provided by operating activities                          938,494          151,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development                                         (3,569,152)        (401,591)
Purchase of real property                                            (1,336,849)               -
Capitalized costs, improvements and replacements                       (566,572)        (627,441)
Increase in investment in joint ventures                                      -         (584,760)
Decrease (increase) in receivable from ESOP                             344,341         (164,515)
Payments received on notes receivable                                    24,671           56,654
                                                                    -----------      -----------
     Net cash used in investing activities                           (5,103,561)      (1,721,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan                                               2,710,972                -
Proceeds from construction loans                                      2,705,731                -
Repayment of line of credit                                          (1,500,000)               -
Repayments of mortgage loans                                           (208,597)        (175,091)
Decrease in mortgage escrow                                              62,406          130,063
Decrease in development escrow                                          117,905                -
Increase in deferred loan costs                                         (75,000)         (78,138)
                                                                    -----------      -----------
     Net cash provided by (used in) financing activities              3,813,417         (123,166)

NET DECREASE IN CASH                                                $  (351,650)     $(1,693,538)

CASH AT BEGINNING OF PERIOD                                         $ 4,452,189      $ 3,067,372
                                                                    ------------
CASH AT END OF PERIOD                                               $ 4,100,539      $ 1,373,834
                                                                    ============     ===========

Interest paid                                                        $ 1,947,306     $ 1,854,143
Income taxes paid                                                    $         -     $         -

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


2.   Basis of Presentation

     The financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the company believes the disclosures are adequate to make the information presented not misleading. In addition certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation.

     It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the company's latest annual report on Form 10K for the fiscal year ended December 31, 2000.

     In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented.


3.   Assets Held for Sale

     In the first quarter of 2001 we listed for sale five of our eleven wholly owned apartment communities. The company considered these apartment communities to have less opportunity for growth then the remaining apartment communities. These assets are considered "held for sale" under the provisions of Statement of Financial Accounting Standard No. 121. Each of these five communities' assets are included in Apartments in the accompanying balance sheets and are carried at net book value, which is less than the projected sales price less costs to sell for each property. The aggregate net book value of these apartment communities at March 31, 2001 and December 31, 2000 was $33.6 million and $33.8 million, respectively. The aggregate net rental income (rental income less rental expense and depreciation) generated by these apartment communities for the three months ended March 31, 2001 and 2000, was $900 thousand and $885 thousand, respectively. The aggregate depreciation expense for this period was $248 thousand and $213 thousand, respectively.

4.   Earnings Per Share and Share Information

     Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under our Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method.

     A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2001              2000
                                                    -----------      -----------
    Weighted average shares outstanding-basic         2,280,053        2,216,669
    Dilutive potential common shares                    142,950           76,248
                                                     ----------      -----------
    Weighted average shares outstanding-diluted       2,423,003        2,292,917

5.   Notes Receivable

     At March 31, 2001 and December 31, 2000, notes receivable consisted of the following:

                                                        Note Balances at
                                                --------------------------------
                                                   Original
Note               Rate     Due      Amount     March 31, 2001  December 31,2000
--------------    ------   -----   ----------   --------------  ----------------
Brothersville      6.00%   11/12   $  675,000      $ 364,405        $ 384,983
Brothersville     10.00%   09/02      327,600         22,080           25,465
New Zion           7.00%   11/12       60,000         51,500           52,208
                                   ----------   --------------- ----------------
                                   $1,062,600      $ 437,985        $ 462,656

6.   Debt

     At March 31, 2001 and December 31, 2000, debt consisted of the following:

Debt                               Maturity date   Interest rate    Mar. 31, 2000   Dec. 31, 2000
--------------------------------   -------------   -------------    -------------   -------------
Line of credit (1)                    06/24/01     LIBOR + 1.25%     $          -     $ 1,500,000
Term loan (1)                         09/29/02     LIBOR + 2.00%        2,710,972               -
Construction/permanent loan           04/19/40             8.65%(2)     8,069,599       5,363,868
Mortgage loan-Huntington LLC          09/01/07             7.97%        5,027,001       5,038,259
Mortgage loan-Magnolia Villas LLC     09/01/07             7.97%        4,685,869       4,696,363
Mortgage loan-Summit Place LLC        09/01/07             7.97%        6,999,634       7,015,310
Mortgage loan-Woodcrest LLC           09/01/07             7.97%        6,282,762       6,296,833
Mortgage loan-Greentree LLC           07/01/09             7.73%        6,631,685       6,647,423
Mortgage loan-Marsh Cove LLC          07/01/09             7.73%        8,053,959       8,073,072
Mortgage loan-Quarterdeck LLC         07/01/09             7.73%        9,834,515       9,857,854
Mortgage loan-Waters Edge LLC         07/01/09             7.73%        7,104,460       7,121,320
Mortgage loan-West Wind LLC           07/01/09             7.73%        9,080,443       9,101,993
Mortgage loan-Hammocks LLC            09/01/11             7.99%       18,577,398      18,618,837
Mortgage loan-Windsor Place LLC       09/01/11             7.99%        8,543,605       8,562,664
                                                                    -------------   -------------
         Total                                                       $101,601,902    $ 97,893,796

     (1) Proceeds from the term loan which was closed on March 29, 2001 and which is secured by Calhoun Street Condominiums and Sun City development land were used to pay off the line of credit and to purchase the Sun City development land.
     (2) Represents 8.375% during construction, 8.15% permanent financing and .50% insurance premium.

7.   Income Taxes

     Merry Land is a taxable "C" corporation. The components of the income tax provision for the three months ended March 31, 2001 are as follows:

         Current federal tax                 $     -
         Current state tax                         -
         Deferred federal tax                 11,113
         Deferred state tax                    2,087
                                          -------------
                                             $13,200

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the three months ended March 31, 2001 is as follows:

                                                                                   % of pretax
                                                                         Amount        income
                                                                         -------    -----------
Income tax expense at statutory rate                                     $11,823        34%
Increases in taxes resulting from:
     State and local income taxes, net of federal income tax benefit       1,377         4%
                                                                         -------    -----------
                                                                         $13,200        38%

8.  Segment Information

     The company has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments in the Form 10K of the year ended December 31,2000 are the same as those described in the summary of significant accounting policies.


                                                        Commercial       Third Party
Three months ending March 31, 2001       Apartments       & Land           Services      Corporate     Consolidated
                                       --------------   -------------   -------------   -----------   --------------
Real estate rental revenue               $ 4,696,401    $    75,002      $         -     $        -     $ 4,771,403
Real estate expense                       (1,620,950)       (89,654)               -              -      (1,710,604)
Depreciation and amortization               (610,422)       (52,127)               -        (65,189)       (727,738)
                                       --------------   -------------   -------------   -----------   --------------
Income from real estate                    2,465,029        (66,779)               -        (65,189)      2,333,061
Other income                                       -        177,531           91,977         59,389         328,897
                                       --------------   -------------   -------------   -----------   --------------
Segment income                             2,465,029        110,752           91,977         (5,800)      2,661,958
Interest expense                                   -              -                -     (1,759,502)     (1,759,502)
General and administrative                  (246,459)       (93,541)        (107,109)      (420,575)       (867,684)
                                       --------------   -------------   -------------   -----------   --------------
Income before taxes                        2,218,570          17,211         (15,132)    (2,185,877)         34,772
Income tax                                         -               -               -        (13,200)        (13,200)
                                       --------------   -------------   -------------   -----------   --------------
Net income                               $ 2,218,570    $     17,211     $   (15,132)   $(2,199,077)   $     21,572
                                       ==============   =============   =============   ===========   ==============
Capital investments                      $   348,005    $  5,103,884     $          -   $    20,684    $  5,472,573
Total real estate assets                 $83,861,664    $ 20,785,893     $          -   $   314,773    $104,962,330


                                                         Commercial      Third Party
Three months ending March 31, 2000      Apartments         & Land           Services     Corporate     Consolidated
                                       --------------   -------------   -------------   -----------   --------------
Real estate rental revenue               $ 4,508,562    $     78,923     $         -    $         -    $  4,587,485
Real estate expense                       (1,549,795)        (75,064)              -              -      (1,624,859)
Depreciation and amortization               (573,496)        (10,468)              -        (86,486)       (670,450)
                                       --------------   -------------   -------------   -----------   --------------
Income from real estate                    2,385,271          (6,609)              -        (86,486)      2,292,176
Other income                                       -         259,839          20,482         38,108         318,429
                                       --------------   -------------   -------------   -----------   --------------
Segment income                             2,385,271         253,230          20,482        (48,378)      2,610,605
Interest expense                                   -               -               -     (1,762,885)     (1,762,885)
General and administrative                  (279,876)        (66,521)         (6,811)      (378,924)       (732,132)
                                       --------------   -------------   -------------   -----------   --------------
Income before taxes                        2,105,395          186,709          13,671    (2,190,187)        115,588
Income tax                                         -                -               -       (43,411)        (43,411)
                                       --------------   -------------   -------------   -----------   --------------
Net income                               $ 2,105,395    $     186,709    $     13,671   $(2,233,598)   $     72,177
                                       ==============   =============   =============   ===========   ==============
Capital investments                      $   616,567    $     401,591    $          -   $    10,875    $  1,029,033
Total real estate assets                 $83,988,643    $  11,441,607    $          -   $   471,027    $ 95,901,277


Form 10-Q - Part I. Financial Information
Item 2.
                           Merry Land Properties, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Recent Events

     In the first quarter 2001, we listed for sale five of our eleven wholly owned apartment communities which we believe have less opportunity for cash flow growth than our remaining communities. We are presently negotiating with bidders on three of these properties, which include West Wind Landing and Magnolia Villas in Savannah and Woodcrest in Augusta. Proceeds from these sales, should any of them be consummated, will be reinvested in newer residential communities or in the development of new communities. Any sale would result in a recognition of gain and a corresponding increase in our company's net book value, but would reduce future net cash generated from apartments until the proceeds can be reinvested in other income producing properties.


Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Rental Operations-Same Store Apartments. The following table compares the performance of all 2,301 units of our eleven wholly owned residential communities which we owned for the first quarter of both 2001 and 2000. ("same store" results) (Dollars in thousands, except average monthly rent)

                                                    Three months ended March 31,
                               %      Change from   ----------------------------
                             Change   2000 to 2001      2001           2000
                            --------  ------------  ------------   -------------
Rental income                  4.2%      $ 188        $ 4,696         $ 4,508

Personnel                     (3.5)        (17)           481             498
Utilities                      0.9           2            142             140
Operating                     (5.6)        (10)           176             186
Maintenance and grounds        9.1          29            347             318
Taxes and insurance           16.7          68            475             407
Depreciation                   6.4          36            610             574
                            --------  ------------  ------------   -------------
Total expenses                 5.1         108          2,231           2,123

Operating income               3.3%      $  80        $ 2,465         $ 2,385

Expense ratio (1)                -         0.1%          34.5%           34.4%

     (1)  Represents  total  operating  expenses  (excluding   depreciation  and
amortization) divided by rental revenues.

         The eleven "same store" apartment communities are as follows:

                                                         Three Months ended March 31,
                                   -----------------------------------------------------------------------------
                                             Average Occupancy (1)                 Average Rental Rate (2)
                                   -------------------------------------    ------------------------------------

Community                 Units     % Change        2001          2000       % Change        2001         2000
-------------------     --------   ----------    ---------    ----------    ---------    ----------    ---------
Woodcrest                  248        1.9%         98.4%         96.5%        (3.3)%        $524         $542
                        --------   ----------    ---------    ----------    ---------    ----------    ---------
   Total Augusta           248        1.9          98.4          96.5         (3.3)          524          542

Quarterdeck                230       (2.6)         96.2          98.8          9.5           762          696
Summit Place               226       (0.6)         96.8          97.4          3.9           563          542
Waters Edge                200       (1.1)         96.2          97.3          3.5           653          631
Windsor Place              224       (1.4)         96.5          97.9          5.2           650          618
                        --------   ----------    ---------    ----------    ---------    ----------    ---------
   Total Charleston        880       (1.5)         96.4          97.9          5.8           658          622

Greentree                  194        1.9          96.4          94.5          4.0           650          625
Long Point                 308        1.8          95.9          94.1          3.7           868          837
Huntington                 147        3.7          96.4          92.7          2.0           661          648
Magnolia Villas            144        0.9          95.8          94.9          4.9           685          653
Marsh Cove                 188        0.8          96.0          95.2          3.5           731          706
West Wind                  192        2.6          95.7          93.1          2.3           750          733
                        --------   ----------    ---------    ----------    ---------    ----------    ---------
   Total Savannah        1,173        1.9          96.0          94.1          3.3           742          718

Total                    2,301        0.6%         96.4%         95.8%         3.6%         $686         $662

 1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at March 31.

     Despite heavy building in Charleston and a slowing national economy, our wholly owned portfolio's net operating income before depreciation was up 3.9% for the quarter on revenue growth of 4.2% and an operating expense increase of 4.6%. Charleston net operating income was up 2.9% with a 1.5% decrease in occupancy and a 5.8% increase in average rents while Savannah net operating income was up 4.6% with a 1.9% increase in occupancy and a 3.3% increase in average rents.

     We expect Savannah's occupancy to remain stable for the rest of 2001. Charleston has experienced heavy new apartment construction and we believe that citywide occupancy could continue to drop in that market.

     The increase in operating expense was primarily due to the increase in insurance, property tax and turnover expenses, but was partially offset by a decrease in the management expenses. Hazard insurance doubled as a result of our coastal exposure, the general market conditions and our loss experience. An increase in turnover and contract service expense was offset by lower maintenance employee expense and other maintenance costs.

     Rental Operations-Commercial. The company owns three commercial properties in the Augusta area. Occupancy for the properties was less than 60% at March 31, 2001. Net operating income before depreciation totaled $3 thousand and $10 thousand in 2001 and 2000, respectively.


     Land. We own approximately 4,659 acres of unimproved land, of which 2,548 acres are subject to clay and sand mining leases. Gross income, primarily mineral royalties, increased 8% to $128 thousand in the first quarter of 2001 from $119 in 2000.


     Property Management Fees. Management fee income increased to $92 thousand in the first quarter 2001 from $21 thousand in 2000 due to the addition of 2,061 units under third party contracts in the second half of 2000 and in the first quarter of 2001. We are presently seeking additional third party contracts. (Dollars in thousands)

                                       Three Months ended March 31,
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------
                                       Units   Fees    Units   Fees
                                       -----   ----    -----   ----
         Residential communities       1,630   $ 86      56     $ 7
         Commercial                       15      6      15      14
                                       -----   ----    -----   ----
            Total                      1,645   $ 92      71    $ 21

     Development Fees. Development fee income was $20 thousand for the first quarter 2001, down from $152 thousand in 2000. All development fees in the first quarter of 2001 were from a third party development contract in Savannah and all fees during the same period in 2000 were earned from services provided to Equity Residential. These development assignments with Equity Residential were completed during 2000.


     Sale of Condominium. During the first quarter 2001, we sold one of the seven condominium units at 214 Calhoun Street in Charleston for $302 thousand and a profit $39 thousand. In May 2001 we sold another smaller unit for $200 thousand and an estimated profit of $25 thousand.


     Interest Expense. Interest expense remained flat at $1.8 million for the first three months of 2001 compared to 2000. The increase in construction loan interest was offset by the increase in interest capitalized related to development and the slightly lower mortgage interest expense.

     Capitalized interest increased $97 thousand primarily due to the ongoing construction of the Merritt at James Island apartment community in Charleston and the commencement of construction in February 2001 of the Merritt at Whitemarsh apartment community in Savannah. At March 31, 2001, we had borrowed $8.1 million against the $16.2 million James Island loan and had not drawn against the $14.5 million Whitemarsh loan. We spent approximately $600 thousand on Whitemarsh, including loan-closing costs, in the first quarter 2001. (Dollars in thousands)

                                                  Three months ended March 31,
                                 Change from      ----------------------------
                                 2000 to 2001         2001            2000
                                ---------------   -----------     ------------
Line of credit                       $ (4)           $  24           $  28
Construction loans                    131              131               -
Mortgage loans                        (33)           1,790           1,823
                                ---------------   -----------     ------------
Total interest cost                    94            1,945           1,851
Capitalized for development           (97)            (185)            (88)
                                ---------------   -----------     ------------
Interest expense                     $ (3)         $ 1,760         $ 1,763

     General and Administrative Expenses. General and administrative expenses increased $136 thousand, or 18.5%, to $868 for the first three months in 2001 from $732 thousand in 2000. The increase was due to a greater number of employees and increased third party management travel costs.


     Income Before Taxes. Income before taxes decreased $80 thousand, or 69%, to $35 thousand for the three months ended March 31, 2001 from $115 thousand for 2000. The decrease was due to the $137 thousand, or 19%, increase in corporate overhead and the $132 thousand, or 87%, decrease in development fee income; offset somewhat by the $46 thousand, or 9%, increase in rental income net of interest expense, the $72 thousand, or 349%, increase in management fee income and the $71 thousand, or 48%, increase in development sales and other income.


     Income Taxes. Income tax expense for the three month period ended March 31, 2001 totaled $13 thousand and consisted of $119 thousand in current income tax benefit and $132 thousand in deferred income tax expense. Income tax expense for 2000 totaled $43 thousand and consisted of $150 thousand in current income tax benefit and $193 thousand in deferred income tax expense.


     Funds From Operations. For the first quarter of 2001 funds from operations totaled $756 thousand about the same as $708 thousand in 2000. However, the first quarter 2000 included $152 thousand in non recurring development fee income. (Dollars in thousands)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                              2001                2000
                                                            --------           ---------
Net income                                                    $ 22                $ 72
Add: depreciation of real estate owned                         682                 584
Add: tax benefit resulting from permanent difference in
     book and tax basis                                         52                  52
                                                            --------           ---------
Funds from operations available to common shares              $756               $ 708
                                                            ========           =========
Weighted average common shares outstanding-
     Basic                                                   2,280               2,217
     Diluted                                                 2,423               2,293

     The company believes that funds from operations are an important measure of its operating performance. Funds from operations do not represent cash flows from operations as defined by accounting principles generally accepted in the United States, GAAP, and should not be considered as an alternative to net income, or as an indicator of the company's operating performance, or as a measure of the company's liquidity. The company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring items and net realized gains (losses), plus depreciation of operating real estate.


     Projects Under Development. Construction of Merritt at James Island, a 230 unit apartment community located in Charleston, was approximately 60% complete at March 31, 2001. The project should be completed in the fall of 2001 and the $17.3 million cost will be permanently funded with non-recourse financing. The first units should be available for occupancy this summer.

     In February 2001 we began the construction of Merritt at Whitemarsh, a 241 unit luxury apartment community located in Savannah. Like the Merritt at James Island, this community will feature elevators in some buildings and other amenities, which will open it to a group of renters not normally served by garden apartments. Total construction costs will be approximately $19.5 million. The first units should be available for occupancy late this year.

     Renovation  of  the  Calhoun  Street   condominiums   located  in  downtown
Charleston was completed in 2000 for a total investment of $1.7 million. Two of the seven units have been sold as of May 2001.

     In March we closed the purchase for $1.3 million of a 28.8 acre tract of land located in Jasper County, South Carolina near Hilton Head Island, which is suitable for the construction of a 254 unit apartment community. The site is located on heavily traveled Highway 170 between Hilton Head and Beaufort, and is within commuting distance of the fast growing Airport area of Savannah, Georgia. We plan to build apartments on this tract when market conditions are favorable.

     We own a 35 acre site adjacent to our Waters Edge community, and lying along the Ashley River in the Summerville area of Charleston. We are currently exploring the possibility of either developing or selling this tract which is permitted for up to nine single family lots.


     Financial Structure. We use debt to finance most of its acquisitions and development activities and, as a result, is a highly leveraged company. At March 31, 2001 total debt equaled 88% of total capitalization at cost and 83% of total capitalization with equity valued at market (2,712,966 shares outstanding at the March 31, 2001 closing price of $7.56 per share). (Dollars in thousands)

                                        Equity at                     Equity at
                                             Book         % of           Market          % of
                                            Value        Total            Value         Total
                                      --------------  -----------  ---------------  ------------
          Term loan                     $   2,711          79%         $  2,711          74%
          Construction loan                 8,070           7             8,070           7
          Mortgage loans                   90,821           2            90,821           2
                                      --------------  -----------  ---------------  ------------
          Total debt                      101,602          88           101,602          83
          Common stock                     14,020          12            20,518          17
                                      --------------  -----------  ---------------  ------------
          Total capitalization          $ 115,622         100%         $122,120         100%
                                      ==============  ===========  ===============  ============

     Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, construction loans, and the possible sale of some or all of five apartment communities and other assets. Our primary short-term liquidity needs include but are not limited to operating expenses, capital improvements and the development of both the Merritt at Whitemarsh and Merritt at James Island communities. Capital improvements are expected to remain substantially down for the rest of 2001 as compared to 2000.

     We expect to meet our long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, the possible sale of apartment communities and other assets and the issuance and sale of debt and equity securities in public and private markets. Our long-term liquidity needs include the maturity of the mortgage and term loan debt and the financing of acquisitions and development.


     Cash Flows. Cash and cash equivalents totaled $4.1 million at March 31, 2001, down $352 thousand from $4.5 million at December 31, 2000. While net cash provided by existing operations was $938 thousand, the company utilized an additional $566 thousand for capital improvements on existing properties. The company spent $1.0 million net of construction loans on the existing developments and acquired the Sun City development land for $1.3 million. The Sun City land was financed by a portion of the new $2.7 million term loan; the loan's remaining proceeds were used to pay off the $1.5 million line of credit. we also received $344 thousand from the repayment of the ESOP note receivable.


     Inflation. Substantially all of our leases are for terms of one year or less, which should enable us to replace existing leases with new leases at higher rental rates in times of rising prices. We believe that this would offset the effect of cost increases stemming from inflation.


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

Form 10-Q - Part I. Financial Information
Item 3.

                           Merry Land Properties, Inc.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant changes to the company's reported market risk since December 31, 2000.

Form 10-Q - Merry Land Properties, Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:
              (3.i) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3(i) to the company's Annual Report on Form 10-K filed March 31, 2000, file number 000-29778).

              (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the company's Annual Report on Form 10-K for the year ended December 31, 2000).

         b. Reports on Form 8-K. The registrant filed no reports on Form 8-K during the first quarter of 2001.

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

May 15, 2001