Form 10-Q
period 2001-06-30
MERRY LAND PROPERTIES INC
filed 2001-08-10
CIK 1069546

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

                          For the fiscal quarter ended

                                  June 30, 2001
                             Commission file number:
                                    000-29778


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


The number of shares of common stock outstanding as of July 31, 2001 was 2,702,966.


================================================================================

Form 10-Q - Merry Land Properties, Inc.
Index


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

Item 1. Financial Statements
         Consolidated Balance Sheets - June 30, 2001 and December 31, 2000 ...3 Consolidated Statements of Income - Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000...............4
         Consolidated Statements of Cash Flows - six months ended June 30,
           2001 and 2000......................................................5
         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................9

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

Item 3.  Defaults upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................18


SIGNATURES...................................................................19

Form 10-Q - Part I. Financial Information
Item 1-Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                           Unaudited
                                                                         June 30, 2001        December 31, 2000
                                                                       ------------------     ------------------
ASSETS
  Real estate assets, at cost:
  Land held for mining, development and sale                             $   4,194,022          $   4,055,883
  Apartments                                                               100,595,722             98,116,609
  Commercial rental property                                                 2,458,363              2,430,478
  Furniture and equipment                                                    1,933,107              1,905,830
  Development in progress                                                   16,810,141              9,844,356
                                                                       ------------------     ------------------
       Total cost                                                          125,991,355            116,353,156
  Accumulated depreciation and depletion                                   (17,554,832)           (16,151,081)
                                                                       ------------------     ------------------
                                                                           108,436,523            100,202,075

INVESTMENT IN JOINT VENTURE                                                    471,370                474,542

CASH AND CASH EQUIVALENTS                                                    2,582,666              4,452,189

ESCROWED CASH                                                                1,666,479              1,724,997

OTHER ASSETS
  Notes receivable                                                             428,131                462,656
  Deferred loan costs                                                        1,517,045              1,495,217
  Other receivable                                                             168,532                152,769
  Deferred tax asset                                                         5,120,274              5,130,885
  Other                                                                        281,348                 86,738
                                                                        -----------------     ------------------
                                                                             7,515,330              7,328,265
                                                                        -----------------     ------------------
TOTAL ASSETS                                                             $ 120,672,368          $ 114,182,068
                                                                        =================     ==================

NOTES PAYABLE
  Line of credit                                                         $           -          $   1,500,000
  Term loan                                                                  2,525,862                      -
  Construction loans                                                         9,977,643              5,363,868
  Mortgage loans                                                            90,648,116             91,029,928
                                                                        -----------------     -------------------
                                                                           103,151,621             97,893,796

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                                             672,438                650,261
  Accrued property taxes                                                       356,639                 67,117
  Deferred revenue                                                             156,702                168,998
  Construction retainage                                                       999,456                358,124
  Payables and accrued liabilities                                           1,308,025              1,484,607
                                                                        -----------------     ------------------
                                                                             3,493,260              2,729,107

STOCKHOLDERS EQUITY
  Common stock, at $1 stated value, 2,702,966 and 2,666,966 shares
    issued and outstanding at June 30, 2001 and December 31, 2000            2,702,966              2,666,966
  Capital surplus                                                            9,557,535              9,403,285
  Unamortized compensation                                                  (1,748,491)            (1,751,179)
  Cumulative undistributed net earnings                                      3,657,009              3,629,665
  Receivable from ESOP                                                        (141,532)              (389,572)
                                                                        -----------------     ------------------
                                                                            14,027,487             13,559,165
                                                                        -----------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                $ 120,672,368          $ 114,182,068
                                                                        =================     ==================

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-  Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three months ended June 30,     Six months ended June 30,
                                       ----------------------------   -----------------------------
                                            2001           2000           2001             2000
                                       -------------   ------------   ------------    -------------
INCOME
Rental income                          $  4,878,049    $ 4,681,055    $ 9,649,452      $ 9,268,540
Royalty income                              159,136        197,012        277,904          305,180
Interest income                              38,533         55,179         97,922           93,287
Management and development fees             126,907        209,498        238,884          381,651
Sale of condominiums                        200,000              -        502,000                -
Long term gain (loss)                             -         53,305              -           53,305
Other income                                 31,828         12,380         31,828           12,380
                                       -------------   ------------   ------------    -------------
                                          5,434,453      5,208,429     10,797,990       10,114,343
EXPENSES
Rental expense                            1,845,367      1,722,309      3,555,971        3,347,168
Cost of condominiums sold                   174,890              -        438,127                -
Interest expense                          1,811,107      1,787,034      3,570,609        3,549,919
Depreciation                                702,599        756,841      1,403,751        1,400,705
Amortization                                 26,586         26,586         53,172           53,172
General and administrative expense          870,723        812,531      1,738,407        1,544,664
                                       -------------   ------------   ------------    -------------
                                          5,431,272      5,105,301     10,760,037        9,895,628
                                       -------------   ------------   ------------    -------------
INCOME BEFORE TAXES                           3,181        103,128         37,953          218,715

Income taxes                                 (2,589)        39,962         10,611           83,373
                                       -------------   ------------   ------------    -------------

NET INCOME                             $      5,770    $    63,166    $    27,342      $   135,342
                                       =============   ============   ============    =============

WEIGHTED AVERAGE COMMON SHARES
  Basic                                   2,282,053      2,216,669      2,280,853        2,216,669
  Diluted                                 2,446,093      2,321,782      2,434,348        2,307,350

EARNINGS PER COMMON SHARE
  Basic                                $       0.00     $     0.03    $      0.01      $      0.06
                                       =============   ============   ============    =============
  Diluted                              $       0.00     $     0.03    $      0.01      $      0.06
                                       =============   ============   ============    =============

                   The accompanying notes are an integral part
                              of these statements.

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                            -----------------------------------------
                                                                                    2001                  2000
                                                                            -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $    27,342           $   135,342
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Cost of condominiums sold                                                      438,127                     -
      Gain on sale of real property                                                        -               (53,305)
      Depreciation expense                                                         1,403,751             1,400,705
      Amortization expense                                                            53,172                53,172
      Amortization of compensation element of restricted stock grants                161,771               151,734
      Deferred income tax expense                                                     10,611                83,373
      Loss from unconsolidated joint venture                                           3,172                     -
      Decrease in payables and accrued liabilities                                  (176,582)             (524,200)
      Decrease (increase) in property taxes payable                                  289,522               (94,851)
      Increase in other assets                                                      (194,610)             (159,058)
      Increase in other receivables                                                  (15,763)              (33,626)
      Other                                                                           53,652               (51,006)
                                                                            -------------------   -------------------
           Net cash provided by operating activities                               2,054,165               908,280

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for development                                                (7,197,470)           (1,185,619)
      (Purchase) sale of real property                                            (1,336,849)              351,642
      Capitalized costs, improvements and replacements                              (966,448)           (1,457,505)
      Increase in investment in joint ventures                                             -              (584,500)
      Decrease in receivable from ESOP                                               248,040               515,803
      Payments received on note receivable                                            34,525                82,606
                                                                            -------------------   -------------------
           Net cash used in investing activities                                  (9,218,202)           (2,277,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments on mortgage loans                                                  (381,812)             (333,845)
      Proceeds from construction loan                                              4,613,775             2,021,022
      Repayment of line of credit                                                 (1,500,000)                    -
      Proceeds from term loan                                                      2,525,862                     -
      (Increase) decrease in mortgage escrow                                        (197,023)              321,066
      Decrease (increase) in development escrow                                      255,540              (905,566)
      Increase in deferred loan costs                                                (21,828)             (503,398)
                                                                            -------------------   -------------------
           Net cash provided by financing activities                               5,294,514               599,279
                                                                            -------------------   -------------------
NET DECREASE IN CASH                                                              (1,869,523)             (770,014)

CASH AT BEGINNING OF PERIOD                                                      $ 4,452,189           $ 3,067,372
                                                                            -------------------   -------------------
CASH AT END OF PERIOD                                                            $ 2,582,666           $ 2,297,358
                                                                            ===================   ===================

 Interest paid                                                                   $ 3,982,034           $ 3,544,836
 Income taxes paid                                                               $         -           $     1,049

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


2.  Basis of Presentation

         These financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation.

         These financial statements should be read in conjunction with the audited financial statements and notes included in the company's latest annual report on Form 10K for the fiscal year ended December 31, 2000.


3.  Assets Held for Sale

         In the first quarter of 2001 Merry Land listed for sale five of the eleven wholly owned apartment communities, which the company considered to have less opportunity for growth than the remaining communities. Merry Land has one of the five presently under contract but there can be no assurance that any of the apartments will be sold. The aggregate net book value of the five apartment communities at June 30, 2001 was $33.4 million and the total rental income generated by these communities for the first six months in 2001 was $397 thousand. The net book value of each community was less than their projected sales price less closing costs.


4.  Earnings Per Share and Share Information

         Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding unvested shares issued to employees under our Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method.

         A reconciliation of the average outstanding shares used in the four calculations is as follows:

                                                      Three months ended June 30,     Six months ended June 30,
                                                     ----------------------------   --------------------------------
                                                          2001            2000            2001             2000
                                                     ------------   -------------   --------------    --------------
        Weighted average shares outstanding-basic       2,282,053       2,216,669       2,280,853        2,216,669
        Dilutive potential common shares                  164,040         105,113         153,495           90,681
                                                     ------------   -------------   --------------    --------------
        Weighted average shares outstanding-diluted     2,446,093       2,321,782       2,434,348        2,307,350

5.  Segment Information

         Merry Land has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                           Commercial    Third Party
                                            Apartments       & Land        Services     Corporate    Consolidated
                                         --------------  -------------  -------------  -----------  ---------------
Three months ending June 30, 2001
Real estate rental revenue                 $ 4,807,159    $    70,890    $       -     $              $ 4,878,049
                                                                                 -
Real estate expense                         (1,742,840)      (102,527)           -               -     (1,845,367)
Depreciation and amortization                 (610,422)       (52,127)           -         (66,636)      (729,185)
                                         --------------  -------------  -------------  -----------  ---------------
Income from real estate                      2,453,897        (83,764)           -         (66,636)     2,303,497
Other income                                    35,000        184,246      126,907          35,360        381,513
                                         --------------  -------------  -------------  -----------  ---------------
Segment income                               2,488,897        100,482      126,907         (31,276)     2,685,010
Interest expense                                     -              -            -      (1,811,107)    (1,811,107)
General and administrative                    (140,395)       (91,343)    (140,791)       (498,193)      (870,722)
                                         --------------  -------------  -------------  -----------  ---------------
Income before taxes                          2,348,502          9,139      (13,884)     (2,340,576)         3,181
Income tax                                           -              -            -           2,589          2,589
                                         --------------  -------------  -------------  -----------  ---------------
Net income                                 $ 2,348,502    $     9,139    $ (13,884)    $(2,337,987)   $     5,770
                                         ==============  =============  =============  ===========  ===============
Capital investments                        $   359,369    $ 3,662,232    $             $     6,593    $ 4,028,194
                                                                                  -
                                         ==============  =============  =============  ===========  ===============
Total real estate assets                   $85,382,351    $22,772,857    $             $   281,315    $108,436,523
                                                                                  -
                                         ==============  =============  =============  ===========  ================


                                                           Commercial    Third Party
Three months ending June 30, 2000           Apartments       & Land       Services      Corporate     Consolidated
                                         --------------  -------------  -------------  -----------  ----------------
Real estate rental revenue                 $ 4,609,704    $    71,351    $         -   $         -    $  4,681,055
Real estate expense                         (1,642,969)       (79,340)             -             -      (1,722,309)
Depreciation and amortization                 (605,874)       (93,786)             -       (83,768)       (783,428)
                                         --------------  -------------  -------------  -----------  ----------------
Income from real estate                      2,360,861       (101,775)             -       (83,768)      2,175,318
Other income                                         -        412,817         46,998        67,560         527,375
                                         --------------  -------------  -------------  -----------  ----------------
Segment income                               2,360,861        311,042         46,998       (16,208)      2,702,693
Interest expense                                     -              -              -    (1,787,034)     (1,787,034)
General and administrative                     (86,370)       (64,334)       (42,372)     (619,456)       (812,532)
                                         --------------  -------------  -------------  -----------  ----------------
Income before taxes                          2,274,491        246,708          4,626    (2,422,698)        103,127
Income tax                                           -              -              -       (39,962)        (39,962)
                                         --------------  -------------  -------------  -----------  ----------------
Net income                                 $ 2,274,491    $   246,708    $     4,626   $(2,462,660)   $     63,165
                                         ==============  =============  =============  ===========  ================
Capital investments                        $   814,415    $ 1,159,916    $         -   $    (2,116)   $  1,972,215
                                         ==============  =============  =============  ===========  ================
Total real estate assets                   $84,197,185    $12,201,250    $         -   $   419,880    $ 96,818,315
                                         ==============  =============  =============  ===========  ================


                                                           Commercial    Third Party
                                            Apartments       & Land       Services      Corporate     Consolidated
                                         --------------  -------------  -------------  -----------  ----------------
Six months ending June 30, 2001
Real estate rental revenue                 $ 9,503,560    $   145,892    $          -  $         -    $  9,649,452
Real estate expense                         (3,363,790)      (192,181)              -            -      (3,555,971)
Depreciation and amortization               (1,220,844)      (104,254)              -     (131,825)     (1,456,923)
                                         --------------  -------------  -------------  -----------  ----------------
Income from real estate                      4,918,926       (150,543)              -     (131,825)      4,636,558
Other income                                    35,000        361,777         218,884       94,749         710,410
                                         --------------  -------------  -------------  -----------  ----------------
Segment income                               4,953,926        211,234         218,884      (37,076)      5,346,968
Interest expense                                     -              -               -   (3,570,609)     (3,570,609)
General and administrative                    (386,854)      (184,884)       (247,900)    (918,768)     (1,738,406)
                                         --------------  -------------  -------------  -----------  ----------------
Income before taxes                          4,567,072         26,350         (29,016)  (4,526,453)         37,953
Income tax                                           -              -               -      (10,611)        (10,611)
                                         --------------  -------------  -------------  -----------  ----------------
Net income                                 $ 4,567,072    $    26,350    $    (29,016) $(4,537,064)   $     27,342
                                         ==============  =============  =============  ===========  ================
Capital investments                        $   707,374    $ 8,766,116    $          -  $    27,277    $  9,500,767
                                         ==============  =============  =============  ===========  ================
Total real estate assets                   $85,382,351    $22,772,857    $          -  $   281,315    $108,436,523
                                         ==============  =============  =============  ===========  ================



                                                                          Third Party
                                            Apartments     Commercial      Services     Corporate    Consolidated
                                         --------------  -------------  -------------  -----------  -----------------
Six months ending June 30, 2000
Real estate rental revenue                 $ 9,118,266    $   150,274    $          -  $         -    $  9,268,540
Real estate expense                         (3,192,764)      (154,404)              -            -      (3,347,168)
Depreciation and amortization               (1,179,370)      (104,254)              -     (170,254)     (1,453,878)
                                         --------------  -------------  -------------  ----------  -----------------
Income from real estate                      4,746,132       (108,384)              -     (170,254)      4,467,494
Other income                                         -        672,656          67,480      105,668         845,804
                                         --------------  -------------  -------------  -----------  -----------------
Segment income                               4,746,132        564,272          67,480      (64,586)      5,313,298
Interest expense                                     -              -               -   (3,549,919)     (3,549,919)
General and administrative                    (366,246)      (130,855)        (49,183)    (998,380)     (1,544,664)
                                         --------------  -------------  -------------  -----------  -----------------
Income before taxes                          4,379,886        433,417          18,297   (4,612,885)        218,715
Income tax                                           -              -               -      (83,373)        (83,373)
                                         --------------  -------------  -------------  -----------  -----------------
Net income                                 $ 4,379,886    $   433,417    $     18,297  $(4,696,258)   $    135,342
                                         ==============  =============  =============  ===========  =================
Capital investments                        $ 1,430,982    $ 1,561,507    $          -  $     8,759    $  3,001,248
                                         ==============  =============  =============  ===========  =================
Total real estate assets                   $84,197,185    $12,201,250    $          -  $   419,880    $ 96,818,315
                                         ==============  =============  =============  ===========  =================

Form 10-Q - Part I. Financial Information
Item 2.

                           Merry Land Properties, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Apartments

         At June 30, 2001 Merry Land owned or had an interest in 2,627 apartment units in twelve communities and 18 completed units from a community under construction. These communities are described in the following table (dollars in thousands).

                                                                       Six months ended June 30,
                                                              ----------------------------------------------
                                                                    Average                   Average
                                                                  Occupancy (2)           Rental Rate (3)
                                                  Cost Per    ---------------------   ----------------------
Community                 Units    Year Built      Unit (1)      2001        2000         2001        2000
----------------------  --------   ----------   -----------   ----------  ---------   ----------   ----------
Wholly Owned Communities
--------------------------------

Woodcrest (4)(5)            248      1982         $24,542         98%         96%         $530        $526
                       ---------   ----------   -----------  ----------  ----------   ----------   -----------
  Total-Augusta             248      1982          24,542         98%         96%          530         526

Quarterdeck                 230      1986         $45,749         97%         98%         $774        $716
Summit Place (4)            226      1985          31,414         97%         97%          562         550
Waters Edge                 200      1985          43,928         96%         98%          665         648
James Island (6)             18      2001          75,395         17%      -               969           -
Windsor Place (4)           224      1985          45,737         97%         97%          658         633
                       ---------   ----------   -----------  ----------  ----------   ----------   -----------
  Total-Charleston          898      1985          47,386         97%         98%          671         637

Greentree                   194      1983         $39,522         97%         95%         $652        $633
Hammocks                    308      1997          67,659         97%         95%          870         852
Huntington                  147      1986          41,739         96%         95%          665         656
Magnolia Villas (4)         144      1986          36,826         96%         96%          690         665
Marsh Cove                  188      1983          44,669         96%         97%          738         712
West Wind (4)               192      1985          40,326         96%         94%          752         739
                       ---------   ----------   -----------  ----------  ----------   ----------   -----------
 Total-Savannah           1,173      1988          47,813         96%         95%          746         727

Total-Wholly Owned        2,319      1986         $45,159         97%         96%         $694        $671

Joint Venture Communities
--------------------------------

Cypress Cove (7)            326      1990         $60,156         98%         97%         $767        $718
                       ---------   ----------   -----------  ----------  ---------   ---------- -----------
Total-Joint Venture         326      1990          60,156         98%         97%          767         718

Total-all                 2,645      1987         $47,008         97%         96%         $703        $677

(1) Average cost per unit at June 30, 2001 on the twelve completed communities. Estimated cost per unit for the James Island development community.
(2) The average physical occupancy at each month end for the period held.
(3) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at June 30.
(4) Communities listed for sale.
(5) Presently under sales contract.
(6) Community presently under construction with 18 of the 230 total units placed in service.
(7) Merry Land holds a 10% general partner interest in this apartment community.

         The company listed five communities for sale earlier this year which were considered to have less opportunity for growth than the remaining communities. One community is presently under contract and we are continuing to negotiate with bidders for the other four. Proceeds from these sales, should any of them be consummated, will be reinvested in newer residential communities or new developments. Any sale would result in recognition of gain and a corresponding increase in our company's net book value, but would reduce future net cash generated from apartments until the proceeds could be reinvested in other income producing properties.

         In June we took delivery of our leasing office and first residential building at Merritt at James Island in Charleston. Three of the 18 units delivered were occupied at June 30. The project, which should cost approximately $17.8 million, is 71% complete.

         The company started construction in the first quarter of 2001 on the Merritt at Whitemarsh Island, a 241 unit luxury apartment community in Savannah. The site work is largely completed and framing has begun. Total construction cost will be approximately $19.5 million and the project was 21% complete at June 30.

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


Results of Operations for the Six Months Ended June 30, 2001 and 2000

         Rental  Operations-All   Apartments.  The  following  table  describes
the operating performance of the company's wholly owned apartment communities. (Dollars in thousands, except average monthly rent)

                                                                    Six months ended June 30,
                                    %          Change from      ------------------------------------
                                 Change        2000 to 2001           2001                2000
                               ------------  -----------------  -----------------   ----------------
Rental income                       4.2%             $386             $9,504             $9,118
Total expenses                      4.9%              213              4,585              4,372
                               ------------  -----------------  -----------------   ----------------
Operating income                    3.6%             $173             $4,919             $4,746

Average occupancy (1)                 -               0.5%              96.7%              96.2%
Average monthly rent (2)            3.4%             $ 23             $  694             $  671
Expense ratio (3)                     -               0.1%              35.1%              35.0%

(1) The average physical occupancy at each month end for the period held.
(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at June 30. (3) Total operating expenses (excluding depreciation and amortization) divided by rental revenues.

         During the second quarter we placed in service the clubhouse and the first 18 apartment units of the Merritt at James Island development. The net operating loss from this community in lease up was $20 thousand for the first six months in 2001.

         Rental Operations-Same Store Apartments. The following table compares the performance of all 2,301 units of our eleven wholly owned residential communities, which we owned for the first six months of both 2001 and 2000. ("Same store" results) (Dollars in thousands, except average monthly rent)

                                                                     Six months ended June 30,
                                     %         Change from      ------------------------------------
                                  Change       2000 to 2001             2001               2000
                                -----------  -----------------  -----------------   ----------------
Rental income                       4.0%             $367             $9,485             $9,118

Personnel                           3.0%               31              1,084              1,053
Utilities                           0.2%                1                286                286
Operating                         (2.5)%               (8)               332                340
Maintenance and grounds             0.6%                4                703                699
Taxes and insurance                12.9%              105                920                815
Depreciation                        3.5%               41              1,221              1,179
                                -----------  -----------------  -----------------   ----------------
Total expenses                      4.0%              174              4,546              4,372

Operating income                    4.1%             $193             $4,939             $4,746

Average occupancy (1)                  -              0.5%              96.7%              96.2%
Average monthly rent (2)            3.1%             $ 21             $  692             $  671

Expense ratio (3)                      -              0.1%              35.1%              35.0%

(1) The average physical occupancy at each month end for the period held.
(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at June 30.
(3) The total operating expenses (excluding depreciation and amortization) divided by rental revenues.

         Our owned apartment communities are performing well despite heavy building in Charleston and a weakening national economy. Same store net operating income before depreciation was up 4.0% for the first two quarters on revenue growth of 4.0% and an operating expense increase of 4.2%. Charleston net operating income was up 2.0% with a 0.9% decrease in occupancy and a 4.5% increase in average rents while Savannah net operating income was up 5.4% with a 1.3% increase in occupancy and a 2.6% increase in average rents.

         The increase in operating expense was primarily due to the increases in insurance, turnover costs and leasing personnel costs. Hazard insurance doubled as a result of general market conditions in the industry and our recent loss experience. An increase in resident turnover and contract service expense was offset by lower maintenance employee expense and other maintenance costs.

         We expect Savannah's occupancy to remain stable for the rest of 2001. Charleston has experienced heavy new apartment construction and we expect that citywide occupancy could continue to fall throughout the year.


         Rental Operations-Commercial. The company owns three commercial properties in the Augusta area whose overall occupancy was less than 70% at June 30, 2001. Net income before depreciation was zero for the first six months of 2001 compared to $12 thousand in 2000.

         Land. We own approximately 4,659 acres of unimproved land, of which 2,548 acres are subject to clay and sand mining leases. Gross income, primarily mineral royalties, decreased 11% to $291 thousand in the first two quarters of 2001 from $328 thousand in 2000.


         Property Management Fees. Management fee income increased to $219 thousand in the first six months of 2001 from $67 thousand in 2000 due to the addition of 1,459 units under third party contracts. The company added 828 and 431 of these additional units in the first and second quarter of 2001, respectively. We are actively seeking additional third party contracts. (Dollars in thousands)

                                                 Six Months ended June 30,
                                          -----------------------------------------
                                                2001                   2000
                                          ------------------    -------------------
                                            Units     Fees        Units      Fees
                                          --------- --------    --------- ---------
         Residential
           Stabilized                       1,502     $157          382      $ 39
           Lease up or development            559       48          220         8
                                          --------- --------    --------- ---------
                          Total             2,061      205          602        47

         Commercial                            15       14           15        20
                                          --------- --------    --------- ---------
            Total                           2,076     $219          617      $ 67


         Development Fees. Development fee income was $20 thousand for the first six months in 2001, down from $314 thousand in 2000. A total of $285 thousand of the development fees in 2000 were earned from services provided to Equity Residential. All development contracts with Equity Residential were completed during 2000.


         Sale of Condominiums. During the first two quarters 2001 we sold two of the seven condominium units at 214 Calhoun Street in Charleston for $502 thousand and a profit $64 thousand. We presently have two additional units under contract for sale on this $1.7 million dollar project.


         Long Term Gain. During the second quarter 2000 the sale of the two commercial buildings and several tracts of clay land all located in Augusta resulted in a long term gain of $53 thousand.


         Interest Expense. Interest expense remained flat at $3.6 million for the first six months of 2001 and 2000. An increase in construction loan interest was offset by the increase in interest capitalized related to development and the slightly lower mortgage interest expense.

         Capitalized interest increased $232 thousand primarily due to the ongoing construction of the Merritt at James Island apartment community in Charleston and the Merritt at Whitemarsh apartment community in Savannah. At June 30, 2001, we had borrowed $10.0 million against the $16.2 million James Island loan and had not yet drawn against the $14.5 million Whitemarsh loan. We spent approximately $3.9 million on Whitemarsh, including loan closing costs, in the first two quarters 2001. (Dollars in thousands)

                                                                   Six months ended June 30,
                                              Change from      -----------------------------------
                                             2000 to 2001             2001               2000
                                            ---------------    ----------------    ---------------
         Line of credit                          $  (59)            $    -             $   59
         Term loan                                   67                 67                  -
         Construction loans                         293                323                 30
         Mortgage loans                             (48)             3,615              3,663
                                            ---------------    ----------------    ---------------
         Total interest cost                        253              4,005              3,752
         Capitalized for development               (232)              (434)              (202)
                                            ---------------    ----------------    ---------------
         Interest expense                        $   21             $3,571             $3,550

         General and Administrative Expenses. General and administrative expenses increased $194 thousand, or 13%, to $1.7 million for the first six months in 2001 from $1.5 million in 2000. The increase was due to a greater number of employees, and increased third party management travel and salary costs.


         Income Before Taxes. Income before taxes decreased $181 thousand, or 83%, to $38 thousand for the six months ended June 30, 2001 from $219 thousand for 2000. The $221 thousand increase in apartment income (net of rental and interest expense) and $151 thousand increase in third party management fee income was more than offset by the $230 thousand decrease in development income, the $162 thousand decrease in commercial and other land income and the $156 thousand increase in corporate administrative expense.
(Dollars in thousands)

                                                                        Six months ended June 30,
                                                   ------------------------------------------------------------------
                                                                     Change from
                                                    % Change         2000 to 2001          2001             2000
                                                   ------------    -----------------    ------------     ------------
Apartment rents (net of interest expense)                21%             $ 221            $ 1,251          $ 1,030
Commercial and land (loss) income                     (285)%              (162)              (106)              57
Royalties                                               (9)%               (27)               278              305
Management fees                                         222%               151                219               68
Development income                                     (73)%              (230)                84              314
Interest and other income                                23%                24                130              106
                                                   ------------    -----------------    ------------     ------------
Income from operations                                  (1)%               (24)             1,856            1,881
G&A and other depreciation expense                        9%              (156)            (1,818)          (1,662)
                                                   ------------    -----------------    ------------     ------------
Income before taxes                                    (83)%             $(181)           $    38           $  219


         Income Taxes. Income tax expense for the six month period ended June 30, 2001 totaled $11 thousand and consisted of $357 thousand in current income tax benefit and $368 thousand in deferred income tax expense. Income tax expense for 2000 totaled $83 thousand and consisted of $272 thousand in current income tax benefit and $355 thousand in deferred income tax expense.


         Funds From Operations. For the first six months of 2001 funds from operations totaled $1.5 million, which was the same as the first six months in 2000. However, the first six months in 2000 included $285 thousand in non recurring development fee income.
(Dollars and shares in thousands)

                                                                                   Six months ended June 30,
                                                                               ---------------------------------
                                                                                     2001              2000
                                                                               ---------------   ---------------
Net income                                                                           $   27            $  135
 Add: depreciation of real estate owned (1)                                           1,369             1,284
 Less: sale of fixed asset                                                                -              (53)
 Add: tax benefit resulting from permanent difference in book and tax basis              94               104
                                                                               ---------------   ---------------
Funds from operations available to common shares                                     $1,490            $1,470
                                                                                ===============   ===============
 Weighted average common shares outstanding-
          Basic                                                                       2,281             2,217
          Diluted                                                                     2,434             2,307

(1) Includes depreciation allocated from joint venture investment.

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


         Financial Structure. We use debt to finance most of our acquisition and development activities and, as a result, are a highly leveraged company. At June 30, 2001 total debt equaled 88% of total capitalization at cost and 83% of total capitalization with equity valued at market. (2,702,966 shares outstanding at the June 30, 2001 closing price of $7.55 per share) (Dollars in thousands)


                                        Equity at                     Equity at
                                             Book         % Of           Market          % Of
                                            Value        Total            Value         Total
                                      --------------  -----------  ---------------  ------------
          Term loan                      $  2,526            2%        $  2,526            2%
          Construction loan                 9,978            9            9,978            8
          Mortgage loans                   90,648           77           90,648           73
                                      --------------  -----------  ---------------  ------------
          Total debt                      103,152          88           103,152           83
          Common stock                     14,027          12            20,407           17
                                      --------------  -----------  ---------------  ------------
          Total capitalization           $117,179          100%        $123,559          100%

         Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, construction loans, and the possible sale of some or all of five apartment communities and other assets. Our primary short-term liquidity needs include but are not limited to operating expenses, capital improvements, and the development of both the Merritt at Whitemarsh and the Merritt at James Island communities.

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


         Cash Flows. Cash and cash equivalents totaled $2.6 million at June 30, 2001, down $1.9 million from $4.5 million at December 31, 2000. While net cash provided by existing operations was $2.1 million, the company utilized $1.0 million for capital expenditures on existing properties. The company spent $2.3 million net of construction loans on two developments and acquired the Jasper County, South Carolina development land for $1.3 million. The Jasper County land was financed by a portion of the new $2.5 million term loan; the loan's remaining proceeds were used to pay off the $1.5 million line of credit. We also received a net $248 thousand from the repayment of the ESOP note receivable and spent a total of $579 thousand on mortgage principal and additional escrow payments.


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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

         At the company's Annual Meeting of Shareholders held April 19, 2001, the following vote totals were recorded:

        1.     Election of Directors: Shares voted- 2,465,993

                                        For           Against          Abstain
                                     -----------     ---------        ---------
                 David W. Cobb        2,456,661          0              9,332
                 Stewart R. Speed     2,461,647          0              4,346

                 In addition to Mr. Cobb and Mr. Speed, the following Directors continued in office following the meeting: W. Tennent Houston, Michael N. Thompson, and Jefferson B.A. Knox.


Item 5. Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits:
                  ---------
                  (3.i) Articles of Incorporation, as amended by Articles of Amendment to Articles of Incorporation re Series A Redeemable Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3(i) to the company's Annual Report on Form 10-K filed June 30, 2000, file number 000-29778).

                  (3.ii) By-laws, as amended on January 28, 1999, (incorporated herein by reference to Exhibit 3(ii) of Item 14 to the company's Annual Report on Form 10-K for the year ended December 31, 2000).

        b. Reports on Form 8-K. The registrant filed no reports on Form 8-K during the 2nd quarter of 2001.

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

August 10, 2001