Form 10-Q
period 2001-09-30
MERRY LAND PROPERTIES INC
filed 2001-11-14
CIK 1069546

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

                          For the fiscal quarter ended

                               SEPTEMBER 30, 2001

                        Commission file number: 000-29778


                           MERRY LAND PROPERTIES, INC.

     Georgia                                                58-2412761
State of Incorporation                                    I.R.S. Employer
                                                      Identification Number:


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


The number of shares of common stock outstanding as of September 30, 2001 was 2,704,086.


===============================================================================

Form 10-Q - Merry Land Properties, Inc.
Index

PART I.   FINANCIAL INFORMATION                                                                         Page
                                                                                                        ----
Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2001 and December 31, 2000....................      3

          Consolidated Statements of Income - three months ended September
          30, 2001 and 2000 and nine months ended September 30, 2001 and 2000.......................      4

          Consolidated Statements of Cash Flows - nine months ended September 30, 2001
          and 2000..................................................................................      5

          Notes to Consolidated Financial Statements................................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................................................      9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................     17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................................     18

Item 2.   Changes in Securities and Use of Proceeds.................................................     18

Item 3.   Defaults upon Senior Securities...........................................................     18

Item 4.   Submission of Matters to a Vote of Security Holders.......................................     18

Item 5.   Other Information.........................................................................     18

Item 6.   Exhibits and Reports on Form 8-K..........................................................     19

SIGNATURES..........................................................................................     20

Form 10-Q - Part I. Financial Information
Item 1-Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                                    Unaudited
                                                                                September 30, 2001       December 31, 2000
                                                                               --------------------     --------------------
ASSETS
Real estate assets, at cost:
Land held for mining, development and sale                                     $          5,054,778     $          4,055,883
Apartments                                                                               97,253,263               98,116,609
Commercial rental property                                                                2,471,347                2,430,478
Furniture and equipment                                                                   1,954,101                1,905,830
Development in progress                                                                  19,166,833                9,844,356
                                                                               --------------------     --------------------
Total cost                                                                              125,900,322              116,353,156
Accumulated depreciation and depletion                                                  (17,987,483)             (16,151,081)
                                                                               --------------------     --------------------
                                                                                        107,912,839              100,202,075

INVESTMENT IN JOINT VENTURE                                                                 440,511                  474,542

CASH AND CASH EQUIVALENTS                                                                 2,216,547                4,452,189

ESCROWED CASH                                                                             2,036,796                1,724,997

OTHER ASSETS
Notes receivable                                                                            403,093                  462,656
Deferred loan costs                                                                       1,418,064                1,495,217
Other receivable                                                                            224,423                  152,769
Deferred tax asset                                                                        4,339,429                5,130,885
Other                                                                                       252,291                   86,738
                                                                               --------------------     --------------------
                                                                                          6,637,300                7,328,265
                                                                               --------------------     --------------------
TOTAL ASSETS                                                                   $        119,243,993     $        114,182,068
                                                                               ====================     ====================

NOTES PAYABLE
Line of credit                                                                 $                 --     $          1,500,000
Term loan                                                                                   289,564                       --
Construction loans                                                                       14,831,955                5,363,868
Mortgage loans                                                                           84,208,367               91,029,928
                                                                               --------------------     --------------------
                                                                                         99,329,886               97,893,796

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accrued interest                                                                            654,600                  650,261
Accrued property taxes                                                                      687,109                   67,117
Deferred revenue                                                                            131,696                  168,998
Construction retainage                                                                    1,541,004                  358,124
Payables and accrued liabilities                                                          1,530,862                1,484,607
                                                                               --------------------     --------------------
                                                                                          4,545,271                2,729,107
STOCKHOLDERS' EQUITY
Common stock, at $1 stated value, 2,704,086 and 2,666,966 shares issued and
outstanding at September 30, 2001 and December 31, 2000, respectively                     2,704,086                2,666,966
Capital surplus                                                                           9,621,018                9,403,285
Unamortized compensation                                                                 (1,732,019)              (1,751,179)
Cumulative undistributed net earnings                                                     4,923,493                3,629,665
Receivable from ESOP                                                                       (148,742)                (389,572)
                                                                               --------------------     --------------------

                                                                                         15,367,836               13,559,165
                                                                               --------------------     --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        119,242,993     $        114,182,068
                                                                               ====================     ====================

The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-  Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three months ended             Nine months ended
                                              September 30,                   September 30,
                                      -----------------------------    ----------------------------
INCOME                                    2001             2000            2001            2000
                                      ------------     ------------    ------------    ------------
Rental income                         $  4,775,927     $  4,846,040    $ 14,425,379    $ 14,114,580
Royalty income                             155,511          151,676         433,415         456,856
Interest income                             21,358           53,363         119,280         146,650
Management fees                            181,610           45,409         400,494         112,889
Development fees                                --          172,500          20,000         486,671
Sale of condominiums                       579,700               --       1,081,700              --
Long term gain                           1,999,259           59,091       1,999,259         112,396
Other                                         (368)          10,404          31,460          22,784
                                      ------------     ------------    ------------    ------------
                                         7,712,997        5,338,483      18,510,987      15,452,826
EXPENSES
Rental expense                           1,760,991        1,772,675       5,316,962       5,119,843
Cost of condominiums sold                  422,558               --         860,685              --
Interest expense                         1,740,839        1,776,303       5,311,448       5,326,222
Depreciation                               724,852          668,419       2,128,603       2,069,124
Amortization                                25,077           26,587          78,249          79,759
General and administrative expense         990,865          776,458       2,729,272       2,321,121
                                      ------------     ------------    ------------    ------------
                                         5,665,182        5,020,442      16,425,219      14,916,069
                                      ------------     ------------    ------------    ------------

INCOME BEFORE TAXES                      2,047,815          318,041       2,085,768         536,757

Income taxes                               781,331          131,150         791,942         214,523
                                      ------------     ------------    ------------    ------------

NET INCOME                            $  1,266,484     $    186,891    $  1,293,826    $    322,234
                                      ============     ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
Basic                                    2,282,053        2,216,669       2,281,386       2,216,669
Diluted                                  2,467,312        2,334,114       2,445,469       2,316,271

EARNINGS PER COMMON SHARE
Basic                                 $       0.55     $       0.08    $       0.57    $       0.15
                                      ============     ============    ============    ============
Diluted                               $       0.51     $       0.08    $       0.53    $       0.14
                                      ============     ============    ============    ============

        The accompanying notes are an integral part of these statements.

Form 10-Q - Part I. Financial Information
Item 1. Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                2001                  2000
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  1,293,826         $    322,234
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Gain on sale of real property                                            (1,999,259)            (112,396)
      Cost of condominium sold                                                    860,685                   --
      Depreciation expense                                                      2,128,603            2,069,124
      Amortization expense                                                         78,249               79,759
      Loss from investment in joint venture                                        (3,565)                  --
      Amortization of compensation element of restricted stock grants             242,949              223,336
      Deferred income tax expense                                                 791,942              214,523
          Increase in payables and accrued liabilities                             46,255               61,004
      Increase in property taxes payable                                          619,992              302,406
      Increase in other assets                                                   (165,553)             (63,785)
      Increase in other receivables                                               (71,654)            (117,669)
      (Decrease) increase in deferred revenue                                     (37,302)               3,046
      Other                                                                       (48,696)             (13,611)
                                                                             ------------         ------------
             Net cash provided by operating activities                          3,736,472            2,967,971

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for development                                            (12,866,584)          (3,568,355)
      Purchase of real property                                                (1,336,849)                  --
      Sale of real property                                                     7,881,091              530,038
      Capitalized costs, improvements and replacements                         (1,189,204)          (2,194,089)
      Distributions from (investments in) joint ventures                           37,596             (584,500)
      Decrease in receivable from ESOP                                            240,830              656,347
      Payments received on notes receivable                                        59,563               91,924
                                                                             ------------         ------------
           Net cash used in investing activities                               (7,173,557)          (5,068,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from term loan                                                 289,564                   --
      Proceeds from construction loans                                          9,468,087            3,349,702
      Repayment of line of credit                                              (1,500,000)                  --
      Repayments of mortgage loans                                             (6,821,561)            (495,957)
      (Increase) decrease in mortgage escrow                                     (753,386)             120,670
      Decrease (increase) in development escrow                                   441,586             (876,971)
      Decrease (increase) in deferred loan costs                                   77,153             (475,825)
                                                                             ------------         ------------
           Net cash provided by financing activities                            1,201,443            1,621,619
                                                                             ------------         ------------
NET DECREASE IN CASH                                                         $ (2,235,642)        $   (479,045)

CASH AT BEGINNING OF PERIOD                                                  $  4,452,189         $  3,067,372
                                                                             ------------         ------------
CASH AT END OF PERIOD                                                        $  2,216,547         $  2,588,327
                                                                             ============         ============

Interest paid:                                                               $  6,020,957         $  5,650,076
Income taxes paid:                                                           $        487         $         --

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

3.  Assets Held for Sale

         In August 2001 Merry Land sold Woodcrest apartment community for $8.0 million, recognizing a gain of $2.0 million net of $100 thousand in closing costs. The community's net operating income for the first eight months in 2001 was $513 thousand on gross rents of $985 thousand and operating expenses, excluding depreciation, of $365 thousand.

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

         A reconciliation of the average outstanding shares used in the four calculations is as follows:

                                                    Three months ended         Nine months ended
                                                         Sept. 30,                  Sept. 30,
                                                ------------------------    ------------------------
                                                   2001          2000          2001          2000
                                                ----------    ----------    ----------    ----------
Weighted average shares outstanding-basic        2,282,053     2,216,669     2,281,386     2,216,669
Dilutive potential common shares                   185,259       117,445       164,083        99,602
                                                ----------    ----------    ----------    ----------
 Weighted average shares outstanding-diluted     2,467,312     2,334,114     2,445,469     2,316,271

5.  Segment Information

         Merry Land has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                           Commercial &    Third Party
                                            Apartments        Land           Services         Corporate      Consolidated
                                         ---------------------------------------------------------------------------------
Three months ending September 30, 2001
Real estate rental revenue               $   4,715,155    $      60,772    $          --    $          --    $   4,775,927
Real estate expense                         (1,675,884)         (85,107)              --               --       (1,760,991)
Depreciation and amortization                 (633,399)         (52,127)              --          (64,403)        (749,929)
                                         ---------------------------------------------------------------------------------
Income from real estate                      2,405,872          (76,462)              --          (64,403)       2,265,007
Other income                                 1,999,259          312,653          181,610           20,991        2,514,513
                                         ---------------------------------------------------------------------------------
Segment income                               4,405,131          236,191          181,610          (43,412)       4,779,520
Interest expense                                    --               --               --       (1,740,839)      (1,740,839)
General and administrative                    (299,871)        (104,302)        (261,387)        (325,306)        (990,866)
                                         ---------------------------------------------------------------------------------
Income before taxes                          4,105,260          131,889          (79,777)      (2,109,447)       2,047,815
Income tax                                          --               --               --         (781,331)        (781,331)
                                         ---------------------------------------------------------------------------------
Net income                               $   4,105,260    $     131,889    $     (79,777)   $  (2,890,888)   $   1,266,484
                                         =================================================================================
Capital investments                      $     105,011    $   4,429,016    $          --    $      20,994    $   4,555,021
                                         =================================================================================
Total real estate assets                 $  81,698,693    $  25,951,164    $          --    $     262,983    $ 107,912,839
                                         =================================================================================


                                                         Commercial &     Third Party
                                           Apartments        Land          Services       Corporate      Consolidated
                                         ----------------------------------------------------------------------------
Three months ending September 30, 2000
Real estate rental revenue               $  4,784,026    $     62,014    $         --    $         --    $  4,846,040
Real estate expense                        (1,687,434)        (85,241)             --              --      (1,772,675)
Depreciation and amortization                (566,157)        (52,127)             --         (76,722)       (695,006)
                                         ----------------------------------------------------------------------------
Income from real estate                     2,530,435         (75,354)             --         (76,722)      2,378,359
Other income                                       --        (215,800)        532,080         176,163         492,443
                                         ----------------------------------------------------------------------------
Segment income                              2,530,435        (291,154)        532,080          99,441       2,870,802
Interest expense                                   --              --              --      (1,776,303)     (1,776,303)
General and administrative                   (215,841)        (63,268)        (35,942)       (461,407)       (776,458)
                                         ----------------------------------------------------------------------------
Income before taxes                         2,314,594        (354,422)        496,138      (2,138,269)        318,041
Income tax                                         --              --              --        (131,150)       (131,150)
                                         ----------------------------------------------------------------------------
Net income                               $  2,314,594    $   (354,422)   $    496,138    $ (2,269,419)   $    186,891
                                         ============================================================================
Capital investments                      $    744,783    $  1,834,241    $         --    $      9,565    $  2,588,589
                                         ============================================================================
Total real estate assets                 $ 84,375,811    $ 13,993,980    $         --    $    379,309    $ 98,749,100
                                         ============================================================================

                                                                Commercial &    Third Party
                                                  Apartments        Land          Services       Corporate      Consolidated
                                                ----------------------------------------------------------------------------
Nine months ending September 30, 2001
Real estate rental revenue                      $ 14,218,715    $    206,664    $         --    $         --    $ 14,425,379
Real estate expense                               (5,039,674)       (277,288)             --              --      (5,316,962)
Depreciation and amortization                     (1,854,243)       (156,381)             --        (196,228)     (2,206,852)
                                                ----------------------------------------------------------------------------
Income from real estate                            7,324,798        (227,005)             --        (196,228)      6,901,565
Other income                                       2,034,284         674,430         400,494         115,715       3,224,923
                                                ----------------------------------------------------------------------------
Segment income                                     9,359,082         447,425         400,494         (80,513)     10,126,488
Interest expense                                          --              --              --      (5,311,448)     (5,311,448)
General and administrative                          (686,725)       (289,186)       (509,287)     (1,244,074)     (2,729,272)
                                                ----------------------------------------------------------------------------
Income before taxes                                8,672,357         158,239        (108,793)     (6,636,035)      2,085,768
Income tax                                                --              --              --        (791,942)       (791,942)
                                                ----------------------------------------------------------------------------
Net income                                      $  8,672,357    $    158,239    $   (108,793)   $ (7,427,977)   $  1,293,826
                                                ============================================================================
Capital investments                             $    812,385    $ 13,195,132    $         --    $     48,271    $ 14,055,788
                                                ============================================================================
Total real estate assets                        $ 81,698,693    $ 25,951,164    $         --    $    262,983    $107,912,839
                                                ============================================================================

                                                                Commercial &     Third Party
                                                Apartments         Land            Services        Corporate      Consolidated
                                              ---------------------------------------------------------------------------------
Nine months ending September 30, 2000
Real estate rental revenue                     $ 13,902,292     $    212,288     $         --     $         --     $ 14,114,580
Real estate expense                              (4,880,198)        (239,645)              --               --       (5,119,843)
Depreciation and amortization                    (1,745,527)        (156,381)              --         (246,976)      (2,148,884)
                                              ---------------------------------------------------------------------------------
Income from real estate                           7,276,567         (183,738)              --         (246,976)       6,845,853
Other income                                             --          456,856          599,560          281,831        1,338,247
                                              ---------------------------------------------------------------------------------
Segment income                                    7,276,567          273,118          599,560           34,855        8,184,100
Interest expense                                         --               --               --       (5,326,222)      (5,326,222)
General and administrative                         (582,087)        (194,123)         (85,125)      (1,459,786)      (2,321,121)
                                              ---------------------------------------------------------------------------------
Income before taxes                               6,694,480           78,995          514,435       (6,751,153)         536,757
Income tax                                               --               --               --         (214,523)        (214,523)
                                              ---------------------------------------------------------------------------------
Net income                                     $  6,694,480     $     78,995     $    514,435     $ (6,965,676)    $    322,234
                                              =================================================================================
Capital investments                            $  2,175,765     $  3,395,748     $         --     $     18,324     $  5,589,837
                                              =================================================================================
Total real estate assets                       $ 84,375,811     $ 13,993,980     $         --     $    379,309     $ 98,749,100
                                              =================================================================================

Form 10-Q - Part I. Financial Information
Item 2.

                           Merry Land Properties, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

APARTMENTS

         At September 30, 2001 Merry Land owned or had an interest in 2,379 apartment units in eleven communities and 55 completed units from a community under construction. These communities are described in the following table.

                                                       Nine months ended September 30,
                                                  ------------------------------------------------
                                                   Average Occupancy (1)    Average Rental Rate (2)
                                                  ---------------------     ----------------------
         Community                      Units       2001         2000         2001          2000
         -------------------------------------    --------     --------     --------      --------
         Wholly Owned Communities

         Quarterdeck                       230          97%          99%    $    785      $    736
         Summit Place                      226          96%          97%         568           560
         Waters Edge                       200          97%          98%         668           659
         James Island (3)                   55          98%          --          985            --
         Windsor Place                     224          96%          98%         665           640
                                      --------    --------     --------     --------      --------
           Total-Charleston                935          96%          98%         690           649

         Greentree                         194          96%          96%         659           639
         Hammocks                          308          97%          96%         883           855
         Huntington                        147          97%          96%         669           654
         Magnolia Villas                   144          97%          96%         696           674
         Marsh Cove                        188          97%          97%         746           722
         West Wind                         192          97%          96%         756           744
                                      --------    --------     --------     --------      --------
           Total-Savannah                1,173          97%          96%         754           732

         Total-wholly owned              2,108          97%          97%    $    726      $    678

         Joint Venture Communities

         Cypress Cove (4)                  326          96%          96%    $    781      $    730
                                      --------    --------     --------     --------      --------
         Total-joint venture               326          96%          96%    $    781      $    730

         Total-all                       2,434          97%          97%    $    733      $    685


(1)      The average physical occupancy at each month end for the period held.

(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at September 30.

(3) Community presently under construction with 55 of the 230 total units placed in service.

(4)      Merry Land holds a 10% interest in this apartment community.


         In August 2001 we sold Woodcrest, a 248 unit apartment community located in Augusta, for $8.0 million dollars. Sales listing agreements for four other communities have expired.

         At the end of the third quarter 54 of the 55 apartment units in service at the Merritt at James Island development in Charleston were occupied and their average rent was $985 per unit. This $17.8 million community is 86% complete and is projected to be completed by the end of the first quarter 2002.

         At September 30, 2001 construction was 43% complete at Merritt at Whitemarsh Island, our 241 luxury apartment community under way in Savannah, where we hope to receive our first buildings early next year. Total construction cost will be approximately $19.5 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Rental Operations-All Apartments. The following table describes the operating performance of the company's wholly owned apartment communities. (Dollars in thousands, except average monthly rent)

                                                                Nine months ended Sept. 30,
                                    %          Change from      ---------------------------
                                 Change        2000 to 2001        2001           2000
                               -----------    --------------    -----------     ----------
Rental income                      2.3%            $ 317        $  14,219        $ 13,902
Total expenses                     4.0%              269            6,894           6,625
                               -----------    --------------    -----------     ----------
Operating income                   0.7%            $  48        $   7,325        $ 7,277

Average occupancy (1)              0.0%               --             96.7%          96.7%
Average monthly rent (2)           7.1%            $  48        $     726        $   678
Expense ratio (3)                  0.3%               --             35.4%          35.1%

(1)      The average physical occupancy at each month end for the period held.

(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at September 30.

(3) Total operating expenses (excluding depreciation and amortization) divided by rental revenues.

         Total apartment operating income was up 0.7% for the first three quarters in 2001 on revenue growth of 2.3% and an operating expense increase of 4.0%. Operating income from the Woodcrest apartments was down $143 thousand due to its sale in August 2001 and the net lease up costs on the Merritt at James Island were $40 thousand.

         Rental Operations-Same Store Apartments. The following table compares the performance of all 2,053 units of our ten wholly owned residential communities, which we owned for the first nine months of both 2001 and 2000. ("Same store" results) (Dollars in thousands, except average monthly rent)

                                                                    Nine months ended June 30,
                                    %            Change from      -----------------------------
                                  Change         2000 to 2001         2001             2000
                               ------------      ------------     ------------     ------------
   Rental income                        3.1%     $        397     $     13,138     $     12,741

   Personnel                           (0.5)%              (7)           1,446            1,453

   Utilities                           (3.4)%             (14)             402              416
   Operating                           (2.6)%             (11)             420              431
   Maintenance and grounds             (3.5)%             (36)             985            1,021

   Taxes and insurance                 10.6%              123            1,287            1,164

   Depreciation                         6.8%              111            1,747            1,636
                               ------------      ------------     ------------     ------------
   Total expenses                       2.7%              166            6,287            6,121

   Operating income                     3.5%     $        231     $      6,851     $      6,620

   Average occupancy (1)               (0.3)%             N/A             96.5%            96.8%
   Average monthly rent (2)             3.2%     $         22              719     $        697
   Expense ratio (3)                   (0.6)%             N/A             34.6%            35.2%

(1)      The average physical occupancy at each month end for the period held.

(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at September 30.

(3) The total operating expenses (excluding depreciation and amortization) divided by rental revenues.

         "Same store" net operating income before depreciation for the third quarter was up 4.5% on revenue growth of 1.1% and a reduction in expenses of 5.2%. Same store net operating income before depreciation was up 4.1% for the first three quarters on revenue growth of 3.1% and an operating expense increase of 1.2%.

         For the first nine months, Charleston net operating income was up 3.7% with a 1.5% decrease in occupancy and a 3.5% increase in average rents while Savannah net operating income was up 4.4% with a 0.7% increase in occupancy and a 2.9% increase in average rents. As the diminishing growth in revenue indicates, our apartment communities have begun to feel the effects of a weakening national economy. Same store occupancy at September 30, 2001 was 96.0%, down from 97.8% a year ago.

         As the diminishing growth in revenue indicates, our apartment communities have begun to feel the effects of a weakening national economy. Same store occupancy at September 30, 2001 was 96.0%, down from 97.8% a year ago.

         The increase in operating expense was primarily due to the increases in insurance, turnover costs and leasing personnel costs. The cost of hazard insurance doubled as a result of rate increases in the industry and our recent loss experience.

         Rental Operations-Commercial. The company owns three commercial properties in the Augusta area whose overall occupancy was less than 70% at September 30, 2001. The net operating loss before depreciation was $15 thousand on gross rents of $183 thousand for the first nine months of 2001 compared to net operating income of $10 thousand on gross rents of $182 thousand in 2000. In the third quarter 2001, Equity Residential Properties Trust entered into a four year contract effective next year to lease the remainder of the Ellis Street office building where our corporate offices are located. We will relocate our corporate offices to another location in downtown Augusta.

         Land. We own approximately 4,620 acres of unimproved land, of which 2,548 acres are subject to clay and sand mining leases. Gross income, primarily mineral royalties, decreased 6% to $457 thousand in the first three quarters of 2001 from $487 thousand in 2000.

         Property Management Fees. Management fee income increased $287 thousand in the first nine months of 2001 from the same period in 2000 due to the addition of 1,754 units under third party contracts. The company added 1,518 of these additional units during the first three quarters of 2001. (Dollars in thousands)

                                                         Nine Months ended September 30,
                                                      ------------------------------------
                                                           2001                2000
                                                      ----------------    ----------------
                                                      Units      Fees     Units      Fees
                                                      ------    ------    ------    ------
         Residential-stabilized                        1,708    $  342       342    $   66
         Residential-lease up or development             648        38        38        20
         Commercial                                       15        20        20        27
                                                      ------    ------    ------    ------
            Total                                      2,371    $  400       400    $  113

         Development Fees. Development fee income was $20 thousand for the first nine months in 2001, down from $487 thousand in 2000. In 2000, Merry Land earned $437 thousand of the fees from services provided to Equity Residential. All development contracts with Equity Residential were completed in 2000.

         Sale of Condominiums. We sold two of the seven Calhoun Street units in the third quarter for a total of $580 thousand and at a total gain of $157 thousand. We have sold a total of four units, all in 2001, for $1.1 million, recognizing a gain of $221 thousand.

         Long Term Gain. In August 2001, we sold the 248 unit Woodcrest apartment community for $8.0 million, recognizing a pretax gain of $2.0 million net of closing costs. The community was acquired in August 1999 for $6.0 million under a purchase option entered into during the 1998 merger agreement of Merry Land & Investment Company and Equity Residential. The book value at the closing date was $5.9 million.

         During the third quarter 2000 the sale of the two commercial buildings, one residential tract and several tracts of clay land resulted in a long term gain of $112 thousand.

         Interest Expense. Interest expense remained flat at $5.3 million for the first nine months of 2001 and 2000. The increase in construction loan interest was offset by the increase in interest capitalized related to development and the decrease in mortgage interest expense that resulted from the August 2001 sale of Woodcrest.

         Capitalized interest increased $485 thousand primarily due to the ongoing construction of the Merritt at James Island apartment community in Charleston and the Merritt at Whitemarsh apartment community in Savannah. At September 30, 2001, we had borrowed $12.0 million against the $16.2 million James Island loan and borrowed $2.8 million against the $14.5 million Whitemarsh loan. (Dollars in thousands)

                                                          Nine months ended Sept. 30,
                                        Change from      -----------------------------
                                        2000 to 2001         2001            2000
                                        ------------     ------------     ------------
         Line of credit                 $        (87)    $         --     $         87
         Term loan                                87               87               --
         Construction loans                      485              572               87
         Mortgage loans                         (133)           5,366            5,499
                                        ------------     ------------     ------------
         Total interest cost                     352            6,025            5,673
         Capitalized for development            (367)            (714)            (347)
                                        ------------     ------------     ------------
         Interest expense               $        (15)    $      5,311     $      5,326

         General and Administrative Expenses. General and administrative expenses increased $408 thousand, or 18%, to $2.7 million for the first nine months in 2001 from $2.3 million in 2000. The increase was due to a greater number of employees, and increased third party management travel and salary costs.

         Income Before Taxes. Income before taxes increased $1.6 million, or 294%, to $2.0 million for the nine months ended September 30, 2001 from $0.4 million for 2000. The sale of the Woodcrest apartments accounted for the increase.

         Net income before taxes and the sale of fixed assets decreased $338 thousand, or 24%, to $87 thousand for the nine months ended September 30, 2001 from $425 thousand for 2000. The $181 thousand increase in apartment income (net of rental and interest expense) and $287 thousand increase in third party management fee income was offset by the $246 thousand decrease in development income and the $525 thousand increase in corporate administrative expense. (Dollars in thousands)

                                                                Nine months ended Sept. 30,
                                              ----------------------------------------------------------------
                                                                 Change from
                                                % Change        2000 to 2001        2001              2000
                                              ------------      ------------     ------------     ------------
Apartment income (net of interest expense)              10%     $        181     $      1,959     $      1,778
Commercial and land (loss) income                      (12)%              41             (309)            (350)
Royalties                                               (5)%             (23)             433              457
Management fees                                        255%              287              400              113
Development income                                      50%             (246)             241              487
Interest and other income                               31%              (52)             116              168
                                              ------------      ------------     ------------     ------------
Operating Income                                         7%              187            2,840            2,653
G&A, amortization and interest expense                  24%             (525)          (2,753)          (2,228)
                                              ------------      ------------     ------------     ------------
Income before taxes-recurring operations               (79)%            (338)              87              425
Sale of fixed assets                                 1,685%            1,887            1,999              112
                                              ------------      ------------     ------------     ------------
Income before taxes                                    288%     $      1,549     $      2,086     $        537
                                              ------------      ------------     ------------     ------------

          Income Taxes. Income tax expense for the nine month period ended September 30, 2001 totaled $792 thousand and consisted of $303 thousand in current income tax benefit and $489 thousand in deferred income tax expense. Income tax expense for 2000 totaled $215 thousand and consisted of $334 thousand in current income tax benefit and $549 thousand in deferred income tax expense.

         Funds From Operations. For the first nine months of 2001 funds from operations totaled $2.3 million, which was the same as the first nine months in 2000. (Dollars and shares in thousands)

                                                                                         Nine months ended
                                                                                              Sept. 30,
                                                                                        ---------------------
                                                                                         2001          2000
                                                                                        --------     --------
         Net income                                                                     $  1,294     $    322
          Add: depreciation of real estate (1)                                             2,069        1,902
          Less: gain on sale of fixed assets, net of tax effect                           (1,236)         (68)
          Add: tax benefit resulting from permanent difference in book and tax basis         146          157
                                                                                        --------     --------
         Funds from operations                                                          $  2,273     $  2,313
                                                                                        ========     ========

          Weighted average common shares outstanding-
                   Basic                                                                   2,281        2,217
                   Diluted                                                                 2,445        2,316

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

         Financial Structure. We use debt to finance most of our acquisition and development activities and, as a result, are a highly leveraged company. At September 30, 2001 total debt equaled 87% of total capitalization at cost and 84% of total capitalization with equity valued at market. Since the end of the 2nd quarter 2001, total debt was reduced by $3.8 million primarily due to the assumption of the $6.3 million mortgage by the purchaser of the Woodcrest apartments and the application of the $2.2 million in net proceeds from the apartment and condominium sales toward the term loan. However, these decreases were offset by the $4.8 million increase in construction loans.

          A total of 2,704,086 shares were outstanding at September 30, 2001 with a closing price of $7.02 per share. (Dollars in thousands)

                                    Equity at                    Equity at
                                      Book          % Of          Market          % Of
                                     Value         Total          Value           Total
                                  ----------     ----------     ----------     ----------
         Mortgage loans           $   84,208             73%    $   84,208             71%
         Construction loan
                                      14,832             13%        14,832             13%
         Term loans
                                         290              0%           290              0%
                                  ----------     ----------     ----------     ----------
          Total debt                  99,330             87%        99,330             84%

          Common stock
                                      15,368             13%        18,983             16%
                                  ----------     ----------     ----------     ----------
          Total capitalization    $  114,698            100%    $  118,313            100%

         Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, construction loans, and the possible sale of land or other assets. Our primary short-term liquidity needs include but are not limited to operating expenses, capital improvements, repayment of the term loan debt, the purchase of land, and the development of both the Merritt at Whitemarsh and the Merritt at James Island developments. However, possible additional construction costs and a slower than projected lease up of the two development communities might have a negative impact on our short term cash requirements. In addition, a weakening national economy might adversely affect the cash generated by our stabilized communities.

         We expect to meet our long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, the possible sale of apartment communities and other assets and the issuance and sale of debt and equity securities in public and private markets. Our long-term liquidity needs include the maturity of the mortgage debt and the financing of acquisitions and development.

         Cash Flows. Cash and cash equivalents totaled $2.2 million at September 30, 2001, down $2.3 million from $4.5 million at December 31, 2000. While net cash provided by existing operations was $3.7 million, the company utilized $1.2 million for capital expenditures on existing properties. Merry Land also spent $3.0 million net of construction loans on two developments and acquired the Jasper County, South Carolina development land for $1.3 million. The Jasper County land was financed by a portion of the new $2.8 million term loan; the loan's remaining proceeds were used to pay off the $1.5 million line of credit. During the third quarter 2001, we realized net proceeds of $1.6 million from the sale of the Woodcrest apartments. However, $2.5 million of the net proceeds from the sale of both the Calhoun Street condominiums and the Woodcrest apartments were used to pay down the new term loan. We also received a net $0.4 million from the repayment of the ESOP and other receivables and spent a total of $1.3 million on mortgage principal and additional escrow payments.

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

         b. Reports on Form 8-K. The registrant filed no reports on Form 8-K during the 3rd quarter of 2001.

Form 10-Q - Merry Land Properties, Inc.
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MERRY LAND PROPERTIES, INC.



                                             /s/ Dorrie E. Green
                                             ---------------------------------
                                             Dorrie E. Green
                                             Vice President and
                                             Chief Financial Officer

 November 13, 2001