Form 10-K
period 2001-12-31
MERRY LAND PROPERTIES INC
filed 2002-03-29
CIK 1069546

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    Form 10-K
                                 ----------------

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                            For the fiscal year ended

                                December 31, 2001

                        Commission file number: 000-29778

                                ----------------

                           Merry Land Properties, Inc.
                                  P.O. Box 1417
                             Augusta, Georgia 30903
                                  706-722-6756


State of Incorporation:                   I.R.S. Employer Identification Number:
        Georgia                                        58-2412761

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
    Title of Each Class                                  on Which Registered
          None                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 stated value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days: Yes  X      No
                                          -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._______

     The aggregate market value of the voting and nonvoting common equity held by non affiliates of the registrant on March 4, 2002: Common Stock, $1 stated value--$11,150,000 (all shares other than those owned or controlled by officers, directors, and 5% stockholders).

     The number of shares of common stock outstanding as of March 4, 2002 was 2,750,086.

     Documents incorporated by reference: The 2002 definitive proxy statement mailed to stockholders for the annual meeting scheduled for April 18, 2002 is incorporated by reference into Part III of this form 10-K.

================================================================================

Table of Contents                                                                                            Page
Part I

Item 1    Business                                                                                              3

Item 2    Properties                                                                                            5

Item 3    Legal Proceedings                                                                                     9

Item 4    Submission of Matters to a Vote of Security Holders                                                   9


Part II

Item 5    Market for the Registrant's Common Stock and Related Stockholders' Matters                           10

Item 6    Selected Financial Data                                                                              11

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations                14

Item 7A   Quantitative and Qualitative Disclosure about Market Risk                                            22

Item 8    Financial Statements and Supplementary Data                                                          23

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 36


Part III

Item 10   Directors and Executive Officers of the Registrant                                                   36

Item 11   Executive Compensation                                                                               36

Item 12   Security Ownership of Certain Beneficial Owners and Management                                       36

Item 13   Certain Relationships and Related Transactions                                                       36


Part IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     37

Part I

Item 1--Business

                                   THE COMPANY

     Merry Land Properties, Inc. owns interests in eleven apartment communities containing 2,379 units in Georgia, South Carolina and Florida, and have two more communities under construction with 97 units currently in service out of a total of 471 units. We also build and manage apartment communities for other owners. We believe that our most important asset is our dedicated and enthusiastic staff of experienced apartment professionals which has built, leased, managed and maintained over 35,000 apartment units throughout the South.

     Our objective is to build shareholder value through buying, developing, renovating and managing apartment properties for ourselves and for others. We also own over 3,800 acres of clay lands, which produce substantial mineral royalty and timber income, and engage in other commercial real estate activities. We operate in the southeastern United States where our company and its predecessor have been active for over twenty years. Within this region we have focused on the coastal apartment markets which are experiencing strong economic growth as the baby boom generation approaches retirement age and moves in large numbers to resort areas. This in turn has led to high job growth and strong housing demand, creating exceptional opportunities for well conceived and well managed projects.

     Merry Land maintains a centralized organization with headquarters in Augusta and satellite offices in Savannah and Atlanta, which support its property management and development activities. The emphasis of the property management staff is on what we call "First Class Service," a customer-focused, marketing oriented form of management. Our objective is to produce consistently high levels of customer service and high levels of financial performance at every Merry Land location. This is achieved through an extensive program of recruiting and training and a continual emphasis on professional development and performance based compensation programs. Each apartment community functions as an individual business unit according to well developed policies and procedures. Every community is operated by an on site property manager and staff whom we extensively train in sales, management, accounting, maintenance and other disciplines. Operating data is exchanged using a corporate intranet linking all communities to the home office and to each other.

     A significant portion of the compensation of apartment on site personnel is tied to achievement of each apartment community's annual budget for revenue and expenses. All employees have the opportunity to become stockholders through an Employee Stock Ownership Plan. Key corporate level employees participate in a restricted stock grant plan, further aligning their interests with those of our stockholders. At December 31, 2001 Merry Land had a total of 148 employees; 122 worked at apartment communities and 26 were employed at the corporate offices.

     Merry Land is a Georgia corporation formed September 3, 1998. Our principal office is at 209 Seventh Street, Suite 300, Augusta, Georgia 30901 and our telephone number is (706) 722-6756.

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

Part I

Item 2--Properties

     Apartments. At December 31, 2001 Merry Land owned or had an interest in thirteen apartment communities containing 2,455 units in Georgia, South Carolina, and in Florida. They are "garden apartments," in wood frame two and three-story buildings with individually metered electric and gas service and individual heating and cooling systems. The apartments are 34% one bedroom units, 54% two bedroom units and 12% three bedroom units. The units average 986 square feet in area, 13 years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, clubrooms, exercise facilities and hot tubs.

     The following tables set forth certain information regarding these thirteen communities as of December 31, 2001. (Dollars in thousands, except average cost and average rent per unit)


                                                                    Average       Average
                                    Date                Total       Cost Per     Unit Size       Debt
               Name                 Built    Units     Cost (1)       Unit       (Sq. Ft.)      Balance
   -----------------------------    ------  -------  -----------  ------------   ----------   -----------
   Wholly Owned Communities
   Greentree                         1983      194    $  7,704       $39,710          852       $  6,590
   Hammocks at Long Point (2)        1997      308      20,894        67,836        1,049         18,469
   Huntington  (2)                   1986      147       6,136        41,739          812          4,997
   Magnolia Villas (2) (3)           1986      144       5,322        36,955        1,119          4,658
   Marsh Cove                        1983      188       8,464        45,023        1,053          8,003
   West Wind (3)                     1985      192       7,757        40,402        1,124          9,023
   Merritt at Whitemarsh (4)         2002        -           -             -            -          6,232
                                    ------  -------  -----------  ------------   ----------   -----------
     Total/Average-Savannah          1987    1,173      56,277        47,976        1,009         57,972

   Quarterdeck                       1986      230      10,600        46,089          810          9,770
   Summit Place (2)                  1985      226       7,118        31,497          892          6,959
   Waters Edge                       1985      200       8,820        44,100          911          7,058
   Merritt at James Island (5)       2001       76       5,920        73,484        1,140         13,207
   Windsor Place (2)                 1985      224      10,268        45,840          953          8,495
                                    ------  -------  -----------  ------------   ----------   -----------
     Total/Average-Charleston        1986      956      42,726        44,693          910         45,489

     Total/Average-Wholly Owned      1987    2,129    $ 99,003       $46,502          964       $103,461

   Joint Venture Communities

   Cypress Cove (6)                  1990      326    $ 19,611       $60,155        1,129       $ 15,506
                                    ------  -------  -----------  ------------   ----------   -----------
     Total/Average-Joint             1990      326    $ 19,611       $60,155        1,129       $ 15,506
     Venture

     Total/Average-All               1988    2,455    $118,613       $48,315          986       $118,967

(1) Represents to total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
(2) Acquired in August 1999.
(3) Presently under contract to sale.
(4) Community presently under construction with none of the 241 units placed in service. Total construction cost of approximately $19.3 million or $80 thousand per unit.
(5) Community presently under construction with 76 of the 230 total units placed in service. Total construction cost is estimated to be $17.4 million.
(6) Merry Land holds a 10% equity interest in this apartment community.

                                              Occupancy Rate (1)             Average Rent Per Unit (2)
                                         -----------------------------   --------------------------------
                                           2001      2000      1999        2001        2000        1999
                                           ----      ----      ----       ------      ------      ------
   Wholly Owned Communities
   Greentree                                96%       96%       97%       $ 663       $ 645       $ 618
   Hammocks at Long Point                   97%       96%       96%         892         861         842
   Huntington                               97%       96%       95%         679         658         644
   Marsh Cove                               96%       96%       97%         758         729         698
   Magnolia Villa                           97%       96%       95%         699         677         648
   West Wind                                97%       96%       96%         758         748         726
                                           ----      ----      ----       ------      ------      ------
        Savannah                            97%       96%       96%         758         736         712

   Merritt at James Island (3)             100%       N/A       N/A       1,012         N/A         N/A
   Quarterdeck                              97%       99%      100%         791         748         684
   Summit Place                             96%       96%       97%         575         559         534
   Waters Edge                              95%       98%       98%         650         685         623
   Windsor Place                            96%       97%       97%         653         645         608
                                           ----      ----      ----       ------      ------      ------
        Charleston                          96%       97%       98%         696         659         612

      Average-Wholly Owned                  97%       97%       97%       $ 730       $ 703       $ 669

   Joint Venture Communities
   Cypress Cove (4)                         96%       97%       N/A       $ 790       $ 822         N/A
                                           ----      ----      ----       ------      ------      ------
      Average-Joint Venture                 96%       97%       N/A       $ 790       $ 822         N/A

      Average-All Communities               97%       97%       97%       $ 738       $ 719       $ 669

(1) Average physical occupancy at each month end for each period owned by Merry Land.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units.
(3) See footnote (5) from table above.
(4) See footnote (6) from table above.

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

     Markets. All twelve of Merry Land's wholly owned apartment communities are located in the southern coastal cities of Savannah, Georgia and Charleston, South Carolina. We believe that these cities will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. Physical occupancy at our communities has been high over the last five years, averaging 96% or more in each of those years. This strong demand has produced a 3.5% average annual increase in rental rates at the apartment communities during this period.

     Third Party Management Properties. Merry Land currently earns property management fees from four third party apartment communities containing 935 completed units, from one 326 unit apartment community owned in a joint venture and from one 69 thousand square foot commercial property. Three of the four third party apartment communities are either under construction or lease up with an additional 197 units to be completed in 2002. At the end of 2001, the management contracts from six other third party apartment communities were not renewed.

     Apartment Communities Under Development. The construction on our 230 unit Merritt at James Island community in Charleston began in April 2000 but is currently seven months behind our original schedule. We have leased all 76 units that were placed in service during 2001. The remaining 154 units should be placed in service during the first half of 2002.

     In February, we broke ground at Merritt at Whitemarsh, a 241 unit luxury apartment community in Savannah, which will cost approximately $19.3 million. This project is adjacent to our Hammocks at Long Point property in the high income Islands submarket of Savannah. The first units will be available for rent in the first half of 2002 and construction is expected to be completed by the end of the year.

     In March, we closed the purchase for $1.3 million of a 28.8 acre tract of land located in Jasper County, South Carolina near Hilton Head Island which is suitable for the construction of a 254 unit apartment community. We plan to build apartments on this tract when market conditions are favorable.

     Calhoun Street For-Sale Condominium Property. We completed the renovation of this property located in downtown Charleston in October 2000 for a total of $1.7 million. Four of the seven units have been sold, all in 2001, for a total of $1.1 million, resulting in a pretax gain of $221 thousand.

     Commercial Properties. Merry Land owns two office buildings and a warehouse in the Augusta area including our headquarters building. These properties, aggregating approximately 140,000 square feet, have a net book value of $1.8 million.

     Other Properties. Merry Land owns five land parcels containing a total of 74 acres with a book value of $3.2 million which may be suitable for the development of apartments or other uses.

     Land. Merry Land owns approximately 4,131 acres of unimproved land in Georgia and South Carolina with a book value of $1.0 million. Since 1980, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,848 acres of this land. Merry Land also leases 100 acres to another company for the mining of sand and gravel and leases other tracts for agriculture and grows timber on much of the remaining land.

     Approximately 3,000 acres of this land is the "Brickyard Tract" in Augusta, Richmond County, Georgia that consists of mined-out ponds, wetlands and flood plains where traditional development is severely restricted or prohibited. In November 2001 we established a 390 acre "wetlands mitigation bank" within this Brickyard Tract, which permanently sets aside this area as a wildlife and ecological preserve. This tract will be managed under lease by the Southeastern Natural Science Academy as part of that organization's Phinizy Swamp Nature Park. We have begun marketing mitigation credits in hopes of earning a satisfactory profit on the project.

Part I

Item 3--Legal Proceedings

         None

Item 4--Submission of Matters to a Vote of Security Holders

         None

Part II

Item 5--Market for the Registrant's Common Stock and Related Stockholders'
        Matters


Common Stock

     Merry Land's shares trade on the NASDAQ Small Cap Market under the symbol "MRYP." Shown in the table below are high, low and closing sales prices of the company's common shares:

                         High      Low       Close     Dividends
2001     4th Quarter     $8.15     $7.00     $7.75     $0.00
         3rd Quarter     $8.20     $7.02     $7.02     $0.00
         2nd Quarter     $7.80     $6.49     $7.55     $0.00
         1st Quarter     $7.56     $5.13     $7.56     $0.00

2000     4th Quarter     $6.03     $5.13     $5.38     $0.00
         3rd Quarter     $5.88     $5.19     $5.44     $0.00
         2nd Quarter     $6.13     $5.19     $5.19     $0.00
         1st Quarter     $5.88     $4.63     $5.63     $0.00

1999     4th Quarter     $6.38     $5.00     $5.25     $0.00
         3rd Quarter     $5.63     $4.88     $5.50     $0.00
         2nd Quarter     $6.50     $4.75     $4.94     $0.00
         1st Quarter     $7.00     $3.50     $5.88     $0.00

     On December 31, 2001, the closing sales price for Merry Land's common stock was $7.75 per share and there were approximately 1,350 record holders of the common stock. In addition, we estimate that additional 4,500 stockholders hold their shares in "street name".

Part II

Item 6--Selected Financial Data

                             SELECTED FINANCIAL DATA
The following selected financial data with respect to the company's Consolidated Statements of Income, and with respect to the company's Consolidated Balance Sheets have been derived from the company's financial statements for such years which have been audited by Arthur Andersen LLP. Merry Land has operated only since October 15, 1998, the date of its spin off from Merry Land & Investment Company. Accordingly, financial data for prior periods are for an "accounting predecessor" which has been constructed in accordance with the rules of the Securities and Exchange Commission as described in the attached footnote*. (In thousands, except per share amounts and apartment units)

                                                    2001        2000         1999         1998        1997
                                               -----------  -----------  -----------  -----------  -----------
Operating Data
Income from operations:
   Rental income                                $ 19,210     $ 19,063     $ 12,064      $ 8,121     $ 7,774
   Royalty income                                    599          609        1,359        1,693       1,401
   Management fees                                   594          166          598          149           -
   Development fees                                   20        1,213        1,587          515           -
   Sale of condominiums, net of cost                 221            -            -            -           -
   Rental expense, property taxes and             (7,123)      (6,676)      (4,542)      (3,449)     (3,022)
   insurance
   Depreciation of real estate owned              (2,682)      (2,596)      (1,504)      (1,291)     (1,284)
   General & administrative                       (3,778)      (3,495)      (2,715)        (654)       (120)
                                               ----------- ------------ ------------ ------------ -----------
                                                   7,061        8,284        6,847        5,084       4,749

Other income:
   Interest income                                   134          211          232          137          84
   Long term gain from sale of properties          2,608          473            -            -           -
   Other investment income                            26           34          (30)           -           -
                                               ----------- ------------ ------------ ------------ -----------
                                                   2,768          718          202          137          84
Expenses:
   Interest expense                                6,958        7,095        4,633          695           -
   Amortization & depreciation-other                 265          325          376          265         224
   Impairment charge                                   -            -            -        1,666           -
                                               ----------- ------------ ------------ ------------ -----------

Income before taxes and extraordinary item         2,606        1,582        2,040        2,595       4,609
Income tax expense (benefit)                         990          601          629       ( 462)           -
                                               ----------- ------------ ------------ ------------ -----------
Income before extraordinary item                   1,616          981        1,411        3,057       4,609

Extraordinary gain, discount on repayment
 of debt (net of taxes)                                -            -          722            -           -
                                               ----------- ------------ ------------ ------------ -----------
Net income                                         1,616          981        2,133        3,057       4,609
Discount on redemption of preferred stock              -            -        1,164            -           -
                                               ----------- ------------ ------------ ------------ -----------
Net income, common                              $  1,616     $    981     $  3,297      $ 3,057     $ 4,609

Weighted average common shares                     2,292        2,229        2,191
                                                                                          2,113       1,923
Weighted average diluted common shares             2,457        2,324        2,264                    1,946
                                                                                          2,129
Earnings per common share-basic                 $   0.71     $   0.44     $   1.50      $  1.45     $  2.40
Earnings per common share-diluted               $   0.66     $   0.42     $   1.46      $  1.44     $  2.37
Common dividends paid                           $   0.00     $   0.00     $   0.00      $  0.00     $  0.00

Balance Sheet Data
Real estate and other fixed assets              $ 111,321    $100,202     $ 95,516      $40,982     $42,596
Cash and short term investments                     3,602       4,452        3,067        3,995           -
Other assets                                        8,778       9,528        8,824        9,766       1,412
                                               ----------- ------------ ------------ ------------ -----------
Total assets                                    $ 123,701    $114,182     $107,407      $54,743     $44,008
                                               =========== ============ ============ ============ ===========

Debt                                            $ 103,461    $ 97,894     $ 93,211     $ 38,317     $     -
Other liabilities                                   4,493       2,729        2,535        2,209         629
Preferred stock                                         -           -            -        5,000           -
Investment by Merry Land & Investment
   Company, Inc.                                        -           -            -            -      43,379
Common stock and retained earnings                 15,747      13,559       11,661        9,217           -
                                               ----------- ------------ ------------ ------------ -----------
Total liabilities and stockholders' equity      $ 123,701    $114,182     $107,407     $ 54,743     $44,008
                                               =========== ============ ============ ============ ===========
Other Data
 Apartment units-100% owned                         2,129       2,301        2,301        1,004       1,004
 Apartment units-partnership interest                 326         326            -            -           -
 Apartment units-managed, including owned           3,390       3,103        2,357        2,712           -
 Apartment units-under development                    395         471          230            -           -

     *The financial statements for periods prior to the spin off include only those assets and liabilities contributed by Merry Land & Investment Company. These financial statements have been prepared using Merry Land & Investment Company's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries that have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Merry Land Properties.

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

Part II

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

     One of our objectives has been to convert assets that do not meet our current investment criteria into cash and to put those funds into conforming investments in our chosen markets. In August 2001, we sold Woodcrest apartments, a 248 unit community in Augusta that Merry Land's predecessor had built in 1982. We presently have under contract for sale two more of our older apartment communities, West Wind and Magnolia Villas apartments, both located in Savannah. Proceeds from these sales, should either be consummated, will be reinvested in newer projects. In the meantime, there would be a temporary reduction in rental income until the proceeds can be reinvested.

Results of Operations for the Years Ended December 31, 2001, 2000, and 1999

     Rental Operations-All Apartments. At December 31, 2001 Merry Land wholly owned 2,053 apartment units in ten communities and had received 76 completed units from a community under construction. Five of the stabilized communities were owned for all of 1999 while five were bought in August 1999.

     The following table describes the operating performance of these eleven apartment communities and Woodcrest apartments which was sold in August 2001. (Dollars in thousands, except average monthly rent)

                                                                                    Twelve Months
                                               %         Change from   ---------------------------------------
                                            Change       2000 to 2001      2001         2000         1999
                                        -------------- --------------- ------------- ----------- -------------
Rental income                                1.1 %         $ 208          $18,847      $18,639      $11,532

Operating expenses                           6.5             411            6,772        6,361        4,149
Depreciation and amortization                3.8              91            2,479        2,388        1,503
                                        -------------- --------------- ------------- ----------- -------------
Total expenses                               5.7             502            9,251        8,749        5,652

Operating income after depreciation         (3.0)%         $(294)         $ 9,596      $ 9,890      $ 5,880

Average occupancy (1)                       (0.8)%           N/A             95.8%        96.6%        97.5%
Average monthly rent (2)                     6.7 %         $  46          $   731      $   685      $   654
Expense ratio (3)                            1.7 %           N/A             35.9%        34.2%        36.0%

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31. (3) Represents total operating expenses divided by rental revenues.

     Operating income after depreciation was down 3.0% in 2001 on revenue growth of 1.1% and an operating expense increase of 6.5%. Rental income was reduced $555 thousand by the sale of the Woodcrest apartments. This was offset by $300 thousand in additional revenue from the 76 units placed in service at Merritt at James Island and by a $464 thousand increase in revenue from other owned communities. The increase in operating expenses was primarily due to an increase in insurance costs, which have resulted from soaring premiums in the property insurance industry.

     Operating income from Woodcrest was $515 thousand in 2001 compared to $875 thousand in 2000. Total rental income from the community was $1.0 million in 2001 and $1.5 million in 2000.

     Operating income from the Merritt at James Island was $57 thousand in 2001.

     Average monthly rent increased 6.7% in 2001 primarily due to the sale of Woodcrest, whose $528 average rent at sale was 28% below the company average. The average rent at Merritt at James Island was $1,012 at December 31, 2001.

     The 68% increase in net operating income in 2000 from 1999 stemmed from the purchase of six apartment communities, or 1,297 units previously owned by our predecessor, in the third quarter of 1999. These six new communities contributed $5.6 million in operating income in 2000 as compared to $1.8 million in 1999.

     Rental Operations-Same Store. The following table compares the performance of the 2,053 units which the company held for all of 2000 ("same store" results) to their performance in 2001. (Dollars in thousands, except average monthly rent; see footnotes on previous page)

                                                                                     Twelve months
                                                       %       Change from    --------------------------
                                                    Change     2000 to 2001        2001         2000
                                                 ------------ --------------  ------------- ------------
         Rental income                               2.4 %         $464         $ 17,560      $ 17,096

         Personnel                                  (2.8)           (55)           1,919         1,974
         Utilities                                   2.0             11              552           541
         Operating                                   5.9             31              557           526
         Maintenance and grounds                     6.1             81            1,409         1,328
         Taxes and insurance                        20.6            297            1,741         1,444
         Depreciation and amortization               4.8            107            2,359         2,252
                                                 ------------ --------------  ------------- ------------
         Total expenses                              5.9            472            8,537         8,065

         Operating income after depreciation        (0.1)%         $ (8)         $ 9,023       $ 9,031

         Average occupancy (1)                      (0.2)%          N/A             96.4%         96.6%
         Average monthly rent (2)                    2.4 %         $ 17          $   721       $   704
         Expense ratio (3)                           1.5 %          N/A             35.5%         34.0%

     Operating income before depreciation at our same store communities was up only 0.9% in 2001. Total rental revenues rose 2.7% for the full year, while fourth quarter growth was just 1.6%. As the economy and our apartment markets softened, occupancy at December 31, 2001 fell to 95.6% from 96.4% a year ago, while average rent rose 2.4% in 2001 compared to a 4.7% increase in the prior year. Also contributing to flat earnings growth was a 109% increase in insurance costs and a 9% increase in property taxes.

     Charleston operating income before depreciation was down 0.5% with a 1.6% decrease in occupancy and a 1.4% increase in average rents while Savannah's income was up 1.8% with a 0.7% increase in occupancy and 3.1% increase in average rents. We expect continued softness in these markets throughout 2002.

     Rental Operations-Commercial. The company owns three commercial properties in the Augusta area whose overall occupancy was less than 70% at December 31, 2001. Equity Residential Properties Trust has entered into a four year lease for the remainder of the Ellis Street office building where our corporate offices are now located. We will relocate our offices to newly renovated space in our Leonard Building also in downtown Augusta.

     Operating income before depreciation improved to $88 thousand in 2001 from $17 thousand in 2000 and a net loss of $37 thousand in 1999. Rental revenue increased to $336 thousand in 2001 from $244 thousand in 2000 and $215 thousand in 1999.

     Land. We own 4,131 acres of unimproved land, of which 2,948 acres are subject to clay and sand mining leases. Land income, for the most part mineral royalties and timber sales, decreased 21% to $627 thousand in 2001 from $789 thousand in 2000 due to a $145 thousand reduction in timber sales. Total royalty income decreased in both 2001 and 2000 from 1999 primarily to the expiration of a clay royalty agreement in 1999.

     In November 2001, we established a 390-acre "wetlands mitigation bank" within our 2,848 acre Brickyard Tract in Augusta, which permanently sets aside this area as a wildlife and ecological preserve. We have begun marketing mitigation credits in hopes of earning a satisfactory profit on the project.

     Mortgage Interest Income. Interest income from mortgage notes receivable totaled $28 thousand in 2001, down from $36 thousand and $52 thousand in 2000 and 1999, respectively. The decreases result from the payments against the outstanding receivables.

     Property Management Fees. Management fee income increased $428 thousand in 2001 from 2000 due to the increase in third party units managed. However, the contracts on several of these communities have not been renewed for 2002 and this business must be replaced in order for 2002 income to equal that of 2001.

     Management fees decreased $432 thousand in 2000 from 1999 due to the completion of management agreements with Equity Residential on seven communities and due to the company's acquisition in August 1999 of six other Equity residential apartment communities that had been managed by Merry Land.

     Development Fees. Development fee income was $20 thousand for 2001, down from $1.2 million in 2000 and $1.6 million in 1999. Fee income in 2001 arose from Godley Station, a third party development contract in Savannah, while all but $180 thousand in development fees in 2000 and 1999 were earned under agreements with Equity Residential in connection with our predecessor's merger into that company.

     Sale of Condominiums. We have sold four out of the seven Calhoun Street units, all in 2001, for $1.1 million, recognizing a pretax gain of $221 thousand. Construction on these condominiums was completed in October 2000.

     Long Term Gain. In December 2001, we closed the sale of the 489-acre LaBorde tract of clay land in Richland County, South Carolina for $1.1 million, recognizing a pretax gain of $609 thousand. We retained the right to any clay royalties, should the tract be mined under the current clay lease.

     In August 2001, we sold the 248 unit Woodcrest apartment community for $8.0 million, recognizing a pretax gain of $2.0 million. The community was acquired in August 1999 for $6.0 million under a purchase option entered into during the 1998 merger agreement of Merry Land & Investment Company and Equity Residential. The book value at the closing date was $5.9 million.

     During 2000 the company sold three parcels of land and two commercial buildings for a total of $1.3 million and a pretax gain of $452 thousand. In addition, Merry Land sold several acres of the Brickyard Tract in Augusta for a pretax gain of $21 thousand.

     Equity Investment Income. Merry Land reported a $9 thousand loss and $34 thousand income in equity investment income from the Cypress Cove joint venture in 2001 and 2000, respectively. This was in addition to the $106 thousand and $74 thousand in management fee income earned related to our services for the property in 2001 and 2000, respectively.

     Interest and Dividend Expense. Total interest expense decreased $137 thousand to $7.0 million in 2001, from $7.1 million in 2000. An increase in construction loan interest incurred at our two communities under construction was offset somewhat by the increase in interest capitalized related to these developments and by the decrease in mortgage interest expense resulting from the purchaser's assumption of the Woodcrest apartment's mortgage in August 2001. (Dollars in thousands for the following table)

                                                                              Twelve months
                                             Change from     -----------------------------------------------
                                             2000 to 2001          2001            2000            1999
                                         ------------------- ---------------  --------------  --------------
          Line of credit                        $(117)            $    -          $ 117          $   50
          Term loan                                90                 90              -               -
          Construction loans                      706                881            175               -
          Mortgage loans                         (256)             7,051          7,307           3,140
          Senior debt                               -                  -              -             655
          Subordinated debt                         -                  -              -             774
          Preferred stock                           -                  -              -             193
                                         ------------------- ---------------  --------------  --------------
          Total interest expense                  423              8,022          7,599           4,812

          Capitalized for development            (560)            (1,064)          (504)           (179)
                                         ------------------- ---------------  --------------  --------------
          Net interest expense                  $(137)            $6,958         $7,095          $4,633

     Capitalized interest related to development increased to $1.1 million in 2001 from $504 thousand in 2000 primarily due to the ongoing construction of the Merritt at James Island community and to the start of construction at the Merritt at Whitemarsh in Savannah. Capitalized interest increased by $325 thousand in 2000 from 1999 due to the start of construction of the Merritt at James Island in April 2000 and to the development of the 214 Calhoun Street condominiums in Charleston.

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

     The $18.3 million of senior debt, $20.0 million of subordinated debt, and $5.0 million of preferred stock obligations incurred in connection with the October 15, 1998 spin off were repaid in June 1999. The related interest expense, including dividends accrued on the preferred stock, totaled $1.6 million for 1999.

     General and Administrative Expenses. General and administrative expenses increased to $3.8 million for 2001 from $3.5 million in 2000 and $2.7 million in 1999. The 8% increase in 2001 was primarily due to a greater number of corporate employees and an increase in third party management costs. The $800 thousand increase in 2000 from 1999 was due to a greater number of employees, fees related to a proposed stock rights offering, and increased acquisition costs.

     Income Before Taxes and Extraordinary Item. Income before taxes and extraordinary item increased $1.0 million, or 65%, to $2.6 million for the twelve months ended December 31, 2001 from $1.6 million for 2000. The $2.1 million increase in gains from the sale of real estate assets and the $400 thousand increase in third party management fee income were reduced by the $200 thousand decrease in apartment income (net of rental and interest expense), the $1.0 million decrease in development income and the $300 thousand increase in corporate administrative expense.

     Income before taxes and extraordinary item decreased to $1.6 million in 2000 from $2.0 million in 1999. This decrease was primarily related to the $800 thousand increase in general and administrative expense, the $2.5 million increase in interest expense, and the $800 thousand decrease in development and management fee income. These decreases were partially offset by the $4.0 million increase in net rental income primarily from an increase in the number of apartments owned and the $500 thousand gain from the sale of real estate assets.

     Income Taxes. Income tax expense for 2001 totaled $991 thousand, which consisted entirely of deferred income tax expense.

     The income tax expense for 2000 was $601 thousand and was $1.0 million for 1999. The expense for 1999 included a $442 thousand income tax provision on the discount on repayment of the subordinated debt.

     Discount on Repayment of Debt and on Redemption of Preferred Stock. In June 1999, there was an extraordinary gain from the discount on the repayment of subordinated debt of $722 thousand, net of income taxes of $442 thousand. The discount on redemption of the preferred stock was $1.2 million.

     Funds From Operations. Funds from operations totaled $3.0 million for 2001 compared to $3.4 million in 2000. The following is a reconciliation of net income to funds from operations. (In thousands)

                                                                                       Twelve months
                                                                                  ------------------------
                                                                                      2001         2000
                                                                                  -----------   ----------
         Net income                                                                 $1,616        $  981
         Add depreciation of real estate owned                                       2,767         2,598
         Less long term capital gain-net of tax effect                              (1,613)         (294)
          Add tax benefit resulting from permanent
          difference in book and tax basis                                             209           113
                                                                                  -----------   ----------
         Funds from operations available to common shares                            $2,979       $3,398
                                                                                  ===========   ==========
         Weighted average common shares outstanding--
                   Basic                                                              2,292        2,229
                   Diluted                                                            2,457        2,324

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

     Projects Under Development. In February 2001 construction began at the Merritt at Whitemarsh, a 241 unit luxury apartment community in Savannah, which will cost approximately $19.3 million. At December 31, 2001 the total project cost was $10.6 million and the construction was approximately 55% complete. The first buildings are expected to be delivered in May 2002 and construction should be completed by the end of 2002.

     Construction is over 90% complete on the Merritt at James Island, a 230 unit luxury apartment community in Charleston, on which the general contractor is well behind schedule. A total of $15.5 million had been spent on the estimated $17.4 million project at the end of 2001. Disputes related to this contract could result in future litigation and an immaterial increase in cost. All 76 units that had been delivered were leased and the remaining 154 units are expected to be completed by the end of the second quarter 2002.

     In March 2001, we closed the purchase for $1.3 million of a 28.8 acre tract located in Jasper County, South Carolina near Hilton Head Island which is suitable for the construction of a 254 unit apartment community. We plan to build apartments on this tract when market conditions are favorable.

Liquidity and Capital Resources

     Financial Structure. We use debt to finance most of our acquisition and development activities and, as a result, are a highly leveraged company. Since the end of 2000 total debt has increased by $5.6 million primarily due to a $14.1 million increase in construction loans, which was offset by the assumption of the $6.3 million mortgage by the purchaser of the Woodcrest apartments, by the repayment of the $1.5 million line of credit in March 2001 with proceeds of the new term loan, and by the $700 thousand in principal paid on the remaining mortgages. The $2.8 million term loan was both originated and repaid during 2001.

     At December 31, 2001 total debt equaled 87% of total capitalization at cost and 83% of total capitalization with equity valued at market (2,714,086 shares outstanding at the December 31, 2001, closing price of $7.75 per share) (Dollars in thousands)

                                                        Equity at
                               Book      % of total        FMV        % of total
                           ------------- ------------ --------------  ------------
Mortgage loans               $ 84,022        70%         $ 84,022          67%
Construction loans             19,439        16            19,439          16
                           ------------- ------------ --------------  ------------
Total debt                    103,461        87           103,461          83
Common                         15,747        13            21,034          17
                           ------------- ------------ --------------  ------------
Total capitalization         $119,208       100%         $124,495         100%

     Ten separate wholly owned limited liability companies own our ten stabilized apartment communities. The existing mortgage financing restricts any of the limited liability companies from making loans to the company, and distributions from each limited liability company may be restricted because of loan requirements to maintain adequate capitalization. Each limited liability company is a separate legal entity and its assets and liabilities are neither available to pay the debts of the company nor constitute obligations of the company. At December 31, 2001, the amount of cash restricted by the mortgages was approximately $1.5 million.

     Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, lines of credit, construction loans, and the possible sale of land or other assets. Our primary short-term liquidity needs include operating expenses, capital improvements, purchase of land, and the development of both the Merritt at Whitemarsh and the Merritt at James Island communities. Possible additional construction costs and a slower than projected lease up of the two development communities may have a negative impact on our short term cash requirements. In addition, a weakening national economy might continue to affect the cash generated by our stabilized communities.

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

     Cash Flows. Cash and cash equivalents totaled $3.6 million at December 31, 2001, down $900 thousand from $4.5 million at December 31, 2000. While net cash provided by existing operations was $4.6 million, the company utilized $1.5 million for capital expenditures on existing properties. We also spent $3.1 million net of construction loans on two developments and acquired the Jasper County, South Carolina development land for $1.3 million. The Jasper County land was financed by a portion of the new $2.8 million term loan; the loan's remaining proceeds were used to pay off the $1.5 million line of credit. We realized net proceeds of $1.6 million from the sale of the Woodcrest apartments and $1.1 million from the sale of the LaBorde land. We used $2.8 million of the net proceeds from the sale of the Calhoun Street condominiums, the Woodcrest apartments and the Laborde land to pay down the new term loan. We also received a net $400 thousand from the repayment of our loan to the ESOP and other receivables and spent a total of $1.4 million on mortgage principal and additional escrow payments.

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk.

     The company does not enter into contracts for trading purposes and does not use leveraged instruments. None of the company's notes receivable has variable interest rates. The following table summarizes Merry Land's risk associated with notes payable and notes receivable as of December 31, 2001. The table includes principal payments and the related weighted average interest rates by expected year of maturity. (Dollars in thousands)

                                                      Expected fiscal year of maturity
                        ---------------------------------------------------------------------------------------------
                         2002       2003       2004       2005       2006      Thereafter     Total       Fair value
                        ------     ------     ------     ------     ------     ----------    --------     -----------
Debt:                    $817       $919       $974      $1,075     $1,177      $ 98,499     $103,461       $103,461
Avg. interest rate        7.9%       7.9%       7.9%        7.9%       7.9%          8.0%         8.0%

Notes receivable:        $ 49       $ 40       $ 42      $   42     $   47      $    158     $    378       $    378
Avg. interest rate        7.0%       6.1%       6.1%        6.1%       6.1%          6.2%         6.3%

Part II

Item 8--Financial Statements and Supplementary Data

                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31, 2001      December 31, 2000
                                                                                -------------------   --------------------
ASSETS
  Real estate assets, at cost:
    Land held for mining, development and sale                                      $  4,658,330           $  4,055,883
    Apartments                                                                        99,002,511             98,116,609
    Commercial rental property                                                         2,564,034              2,430,478
    Furniture and equipment                                                            1,971,482              1,905,830
    Development in progress                                                           21,828,302              9,844,356
                                                                                 ------------------    -------------------
        Total cost                                                                   130,024,659            116,353,156
    Accumulated depreciation and depletion                                           (18,703,603)           (16,151,081)
                                                                                 ------------------    -------------------
                                                                                     111,321,056            100,202,075

EQUITY INVESTMENT                                                                        421,932                474,512

CASH AND CASH EQUIVALENTS                                                              3,601,636              4,452,189

ESCROWED CASH                                                                          1,963,745              1,724,997

OTHER ASSETS
  Notes receivable                                                                       377,867                462,656
  Deferred loan costs                                                                  1,393,741              1,495,217
  Other receivables                                                                      375,036                152,769
  Deferred tax asset                                                                   4,140,846              5,130,885
  Other                                                                                  105,310                 86,768
                                                                                 ------------------    -------------------
                                                                                       6,392,800              7,328,295
                                                                                 ------------------    -------------------
TOTAL ASSETS                                                                        $123,701,169           $114,182,068
                                                                                 ==================    ===================

NOTES PAYABLE
  Line of credit                                                                    $          -           $  1,500,000
  Construction loans                                                                  19,438,919              5,363,868
  Mortgage loans                                                                      84,021,636             91,029,928
                                                                                 ------------------    -------------------
                                                                                     103,460,555             97,893,796

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                                                       694,166                650,261
  Accrued property taxes                                                                 563,816                 67,117
  Deferred revenue                                                                        28,747                168,998
  Construction retainage                                                               1,431,717                358,124
  Payables and accrued liabilities                                                     1,774,708              1,484,607
                                                                                 ------------------    -------------------
                                                                                       4,493,154              2,729,107

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value, 2,714,086 and 2,666,966 shares issued and
  outstanding in 2001 and 2000, respectively.                                          2,714,086              2,666,966
  Capital surplus                                                                      9,686,018              9,403,285
  Unamortized compensation                                                            (1,725,590)            (1,751,179)
  Cumulative undistributed net earnings                                                5,245,288              3,629,665
  Receivable from ESOP                                                                  (172,342)              (389,572)
                                                                                 ------------------    -------------------
                                                                                      15,747,460             13,559,165
                                                                                 ------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $123,701,169           $114,182,068
                                                                                 ==================    ===================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Years ended December 31,
                                                             -----------------------------------------------------------
                                                                     2001                 2000               1999
                                                             --------------------- ------------------- -----------------
INCOME
Rental income                                                    $19,210,263           $19,063,360        $12,063,730
Royalty income                                                       599,266               608,860          1,358,685
Interest income                                                      133,960               211,066            231,667
Management fees                                                      593,632               166,375            598,344
Development fees                                                      20,000             1,212,771          1,586,996
Sale of condominiums                                               1,081,700                     -                  -
Long term gain on sale of property and land                        2,608,315               472,542                  -
Other income                                                          26,197                34,429            (29,512)
                                                             --------------------- ------------------- -----------------
                                                                  24,273,333            21,769,403         15,809,910
EXPENSES
Rental expense                                                     7,123,331             6,675,830          4,542,132
Cost of condominiums sold                                            860,685                     -                  -
Interest expense                                                   6,958,125             7,095,054          4,633,046
Depreciation                                                       2,844,723             2,815,534          1,838,735
Amortization                                                         102,572               106,345             40,571
General and administrative expense                                 3,777,752             3,494,660          2,715,103
                                                             --------------------- ------------------- -----------------
                                                                  21,667,188            20,187,423         13,769,587

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM                         2,606,145             1,581,980          2,040,323

Income tax expense                                                   990,524               600,639            629,095

INCOME BEFORE EXTRAORDINARY ITEM                                   1,615,621               981,341          1,411,228

Extraordinary gain - discount on repayment of debt, net of
income tax provision of $441,746                                           -                     -            721,969
                                                             --------------------- ------------------- -----------------

NET INCOME                                                         1,615,621               981,341          2,133,197

Discount on redemption of preferred stock                                  -                     -          1,163,715
                                                             --------------------- ------------------- -----------------

NET INCOME - COMMON                                              $ 1,615,621           $   981,341        $ 3,296,912
                                                             ===================== =================== =================
WEIGHTED AVERAGE COMMON SHARES
  Basic                                                            2,292,491             2,228,515          2,191,469
  Diluted                                                          2,456,803             2,324,364          2,263,768

EARNINGS PER COMMON SHARE
  Basic                                                          $      0.71           $      0.44        $      1.50
  Diluted                                                        $      0.66           $      0.42        $      1.46


        The accompanying notes are an integral part of these consolidated statements.

                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                           -------------------------------------------------------
                                                                 2001               2000               1999
                                                           ----------------   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 1,615,621        $   981,341         $ 2,133,197
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Discount on repayment of debt, net of taxes                      -                  -            (721,969)
      Gain on sale of property and land                       (2,608,315)          (472,542)                  -
      Cost of condominiums sold                                  860,685                  -                   -
      Depreciation expense                                     2,844,723          2,815,534           1,838,735
      Amortization of compensation element of restricted         323,940            289,261             133,432
      stock grants
      Amortization expense                                       102,572            106,345              40,571
      Deferred income tax expense                                990,524            600,639           1,058,230
      Decrease in dividend payable                                     -                  -             (81,111)
      Increase in net payable and liabilities                    830,705            194,199           1,152,004
      (Increase) decrease in other assets and receivables       (388,600)           119,977             279,216
                                                           ----------------   ----------------   -----------------
        Net cash provided by operating activities              4,571,855          4,634,754           5,832,305

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for development                           (17,174,029)        (5,805,851)           (629,146)
      Purchase of land and real estate                        (1,336,849)                 -         (54,499,488)
      Sale of real property and land                           8,978,967          1,266,097                   -
      Capitalized costs, improvements and replacements        (1,498,137)        (2,619,949)         (1,244,559)
      Decrease (increase) in receivable from ESOP                217,230            628,360          (1,017,932)
      Distributions from (investments in) equity                  52,610           (474,512)                  -
        investment
      Payments received on notes receivable                       84,789            101,417             748,661
                                                           ----------------   ----------------   -----------------
        Net cash used in investing activities                (10,675,419)        (6,904,438)        (56,642,464)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from construction loans                         14,075,051          5,363,868                   -
     (Repayment) proceeds from of line of credit              (1,500,000)                 -           1,500,000
     (Repayments) proceeds from mortgage loans                (7,008,292)          (681,259)         91,711,187
     Repayment of senior debt                                          -                  -         (18,317,429)
     Repayment of subordinate debt                                     -                  -         (18,836,285)
     Repayment of preferred stock                                      -                  -          (3,836,285)
     (Increase) decrease in mortgage escrow                     (683,432)           628,126          (1,187,142)
     Decrease (increase) increase in development escrow          444,684         (1,165,981)                  -
     Increase (decrease) in deferred loan costs                  (75,000)          (490,253)         (1,151,880)
                                                           ----------------   ----------------   ------------------
        Net cash provided by financing activities              5,253,011          3,654,501          49,882,166

NET (DECREASE) INCREASE IN CASH                              $  (850,553)       $ 1,384,817         $  (927,993)

CASH AT BEGINNING OF PERIOD                                  $ 4,452,189        $ 3,067,372         $ 3,995,365
                                                           ----------------   ----------------   -----------------
CASH AT END OF PERIOD                                        $ 3,601,636        $ 4,452,189         $ 3,067,372
                                                           ================   ================   =================

Interest paid                                                $ 7,978,737        $ 7,580,699         $ 4,180,096
Income taxes paid                                            $       487        $         -         $         -

                 The accompanying notes are an integral part of
                         these consolidated statements.

                  Merry Land Properties, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Cumulative
                                                                                             undistributed
                                             Common stock                                        net           Total
                                        -----------------------   Capital     Unamortized     earnings      stockholders'
                                          Shares      Amount      surplus     compensation    (deficit)        equity
                                        ----------- ----------- ------------  -------------  ------------   -------------
BALANCE, DECEMBER 31, 1998              $2,597,633   $2,597,633   $9,121,987  $(1,854,291)    $ (648,586)    $ 9,216,743
                                        =========== =========== ============  =============  ============   =============
Net income-common                                -            -            -             -     3,296,912       3,296,912
Issuance of restricted stock grants          6,000        6,000       25,500             -             -          31,500
Forfeiture of restricted stock grants       (2,333)      (2,333)      (8,471)       10,804             -               -
Amortization of compensation element of
   restricted stock                              -            -            -       133,432             -         133,432
Issuance of notes receivable to the
   ESOP                                          -            -   (1,017,932)            -             -      (1,017,932)
                                        ----------- ----------- ------------  -------------  ------------   -------------

BALANCE, DECEMBER 31, 1999              $2,601,300   $2,601,300   $8,121,084   $(1,710,055)   $2,648,326     $11,660,655
                                        =========== =========== ============  =============  ============   =============
Net income-common                                -            -            -             -       981,341         981,341
Issuance of restricted stock grants         80,000       80,000      325,000      (405,000)            -               -
Forfeiture of restricted stock grants      (14,334)     (14,334)     (60,729)       75,063             -               -
Amortization of compensation element
   of restricted stock                           -            -            -       288,813             -         288,813
Repayment of notes receivable from the
   ESOP                                          -            -      628,360             -             -         628,360
                                        ----------- ----------- ------------  -------------  ------------   -------------

BALANCE, DECEMBER 31, 2000              $2,666,966   $2,666,966   $9,013,715    $(1,751,179)  $3,629,667     $13,559,169
                                        =========== =========== ============  =============  ============   =============
Net income-common                                -            -            -              -    1,615,621       1,615,621
Issuance of restricted stock grants         71,000       71,000      361,750       (401,250)           -          31,500
Forfeiture of restricted stock grants      (23,880)     (23,880)     (79,019)       102,899            -               -
Amortization of compensation element
   of restricted stock                           -           -            -         323,940            -         323,940
Repayment of notes receivable from the
   ESOP                                          -           -      217,230               -            -         217,230
                                        ----------- ----------- ------------  -------------  ------------   -------------

BALANCE, DECEMBER 31, 2001              $2,714,086   $2,714,086   $9,513,676    $(1,725,590)  $5,245,288     $15,747,460
                                        =========== =========== ============  =============  ============   =============


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


Recognition of Income

     The company leases its apartment properties generally for terms of one year or less. Rental income is recognized when earned. Commercial properties are leased under operating leases. Rental income is recognized on a straight-line basis over the terms of the respective leases. The company recognizes mineral royalty income, both as clay and sand are mined, and also on a straight line basis over the life of the related agreements depending on the terms of the underlying leases. Property management and development consulting fee income along with the wetlands mitigation credit income are recognized when earned.


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

Long-Lived Assets

     Long-lived assets primarily consist of real estate assets. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any, are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. Management believes no such impairments have occurred during any of the periods presented.

     At the end of 2001 the company identified and classified two apartment communities as available for sale. Both are presently under contract and the sales price, less expected cost to sell, for each community exceeds its carrying value.


Equity Investment in Joint Venture

     In 2000, the company acquired a 10% interest in the Cypress Cove joint venture, which is accounted for under the equity method of accounting. The company has recorded $9 thousand of losses and $34 thousand of income related to its equity interest in the joint venture during 2001 and 2000, respectively. The company also provided management services to the Cypress Cove property, and has recorded management fees related to these services of $106 thousand and $74 thousand during 2001 and 2000, respectively.


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

     A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                            2001           2000          1999
                                                      -------------- -------------- --------------
      Weighted average shares outstanding-basic           2,292,491      2,228,515     2,191,469
      Dilutive potential common shares                      164,312         95,849        72,299
                                                      -------------- -------------- --------------
      Weighted average shares outstanding-diluted         2,456,803      2,324,364     2,263,768


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


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement, as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," is effective for fiscal years beginning after June 15, 2000. Management adopted SFAS No. 133 effective January 1, 2001 and, based on current business activities, it has not had a material effect on the company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, among other things, eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142, among other things, eliminates the amortization of goodwill and other non-separable intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The company plans to adopt these new standards as of January 1, 2002. The company had no goodwill or related amortization expense as of December 31, 2001 and accordingly does not believe that this standard will have significant importance on the company.

     In August 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. The company plans to adopt this new standard on January 1, 2002 and does not believe that the standard will have a significant impact on the company.


3.   Assets Held for Sale

     In 2001, Merry Land listed several of the wholly owned apartment communities, which the company considered to have less opportunity for growth than the remaining communities. In August 2001, the company sold the Woodcrest community and presently has both the West Wind Landing and Magnolia Villas communities under contract. However, there can be no assurance these two or any other apartments will be sold.

     The Woodcrest apartment community was sold for $8.0 million, recognizing a gain of $2.0 million. The community's net rental income (rental income less rental expense and depreciation) for 2001 was $515 thousand on gross rents of $987 thousand and operating expenses, excluding depreciation, of $364 thousand.

     Both the Magnolia Villas and West Wind apartment communities are considered "held for sale" under the provisions of Statement of Financial Accounting Standard No. 121. Each of these communities assets are included in Apartments in the accompanying balance sheets and are carried at net book value, which is less than the contracted sales price less cost to sell for each property. The aggregate net book value of these two communities at December 31, 2001 was $10.9 million. The aggregate net rental income generated by these communities for the twelve months ended December 31, 2001 and 2000 was $1.4 million and $1.3 million, respectively. The aggregate depreciation expense for this period was $383 thousand and $375 thousand, respectively.


4.   Notes Receivable

     At December 31, 2001 and 2000 notes receivable consisted of the following:

                                                                                              Note Balances
                                                                       Original       -------------------------------
                                Rate               Due                  Amount             2001             2000
        -------------------- ------------- ---------------------- ------------------  --------------   --------------
        Brothersville            6.00%          November-2012         $  675,000         $317,163         $384,983
        Brothersville           10.00%         September-2002            327,600           11,402           25,465
        New Zion                 7.00%          November-2012             60,000           49,302           52,208
                                                                  ------------------  --------------   --------------
        Total                                                          $1,062,600        $377,867         $462,656

5.   Debt

     At December 31, 2001 and 2000 debt consisted of the following:

                                                          Maturity Date    Interest Rate         2001            2000
                                                         --------------- ---------------- ----------------- --------------
         Line of credit                                    06/24/2001       LIBOR+1.25%     $          -     $ 1,500,000
         Construction/permanent loan-James Island LP (1)   04/19/2040             8.65%       13,207,458       5,363,868
         Construction loan - Whitemarsh LLC                12/17/2003       LIBOR+2.00%        6,231,461               -
         Mortgage Loan-Huntington LLC                      09/01/2007             7.97%        4,997,496       5,038,259
         Mortgage Loan-Magnolia Villas LLC                 09/01/2007             7.97%        4,658,366       4,696,363
         Mortgage Loan-Summit Place LLC                    09/01/2007             7.97%        6,958,552       7,015,310
         Mortgage Loan-Woodcrest LLC                       09/01/2007             7.97%                -       6,296,833
         Mortgage Loan-Greentree LLC                       07/01/2009             7.73%        6,589,824       6,647,423
         Mortgage Loan-Marsh Cove LLC                      07/01/2009             7.73%        8,003,120       8,073,072
         Mortgage Loan-Quarterdeck LLC                     07/01/2009             7.73%        9,770,383       9,857,854
         Mortgage Loan-Waters Edge LLC                     07/01/2009             7.73%        7,058,131       7,121,320
         Mortgage Loan-West Wind LLC                       07/01/2009             7.73%        9,023,125       9,101,993
         Mortgage Loan-Hammocks LLC                        09/01/2011             7.99%       18,468,921      18,618,837
         Mortgage Loan-Windsor Place LLC                   09/01/2011             7.99%        8,493,718       8,562,664
                                                                                          ----------------- --------------
         Total                                                                              $103,460,555     $97,893,796

(1) Represents 8.375% during construction, 8.15% permanent financing and 0.5% insurance premiums.

     In April 2000, the company began construction on the Merritt at James Island apartment community. The total loan commitment is $16.2 million.

     In February 2001, the company began construction on the Merritt at Whitemarsh apartment community. The total loan commitment is $14.5 million.

     In March 2001, the company utilized the proceeds from a $2.8 million term loan to repay the $1.5 million line of credit and to purchase the Jasper County development land. During 2001 the term loan was repaid in full out of the proceeds from the sale of the Calhoun Street condominiums and the sale of the Woodcrest apartment community and the Laborde tract in Richland County.

     The $6.3 million mortgage on Woodcrest was assumed by the purchaser during the August 2001 sale.


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

     In January 2000, additional restricted stock grants in lieu of cash bonuses for a total of 50,000 shares were awarded to the three executive officers that will vest in five equal annual installments beginning one year from the date granted. In addition, the original awards for certain non-executive employees were amended reducing the vesting period.

     In April 2000, the stockholders of the company approved the 2000 Management Incentive Plan under which 250,000 common stock shares were made available for grants. During 2000 net additional restricted stock grants for approximately 16,000 shares were awarded to non-key executive employees.

     In January 2001, additional restricted stock grants for a total of 30,000 shares were awarded to the three executive officers in lieu of cash bonuses that will vest in five equal annual installments beginning one year from the date granted. During 2001 additional restricted stock grants net of forfeitures, totaling 11,000 shares were awarded to non-key executive employees leaving approximately199,000 common shares available for grant at the end of 2001.


7.   Employee Stock Ownership Plan

     In October 1998, Merry Land Properties adopted and assumed Merry Land & Investment Company's Employee Stock Ownership Plan. Under the plan, the company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the company. The amount of the annual contribution is made at the discretion of the Board of Directors. For 2001 the company contributed $170 thousand to the ESOP.

     In 1999, the company loaned the ESOP $1.0 million to buy approximately 200,557 shares of Merry Land's common stock. The note bears an interest rate equal to the thirty-day LIBOR plus 2.5%, which is due in March 2004. The ESOP paid the company $11 thousand, $62 thousand and $37 thousand in interest in 2001, 2000 and 1999, respectively. The loan balance at the end of 2001 was $172 thousand.

     In August 2000, the company established a deferred compensation plan under Code Section 401(k) of the Internal Revenue Code. The company will provide a 50% match on the employees' contributions. The employees' contributions are limited to 6% of annual salary. In 2001 and 2000 the company's contribution was $49 thousand and $22 thousand, respectively.


8.   Preferred Stock

     In June 1999, the company redeemed its $5,000,000 of Preferred Stock at a $1.2 million discount. For the period from January 1, 1999 to the date of redemption the company paid preferred stock dividends of $193,333.


9.   Common Dividends

     The company did not pay any dividends to common stockholders in 2001.

10.  Income Taxes

     As discussed in Note 3, the company is a taxable "C" corporation.

     The components of the income tax provision are as follows:

                                             2001             2000            1999
                                        --------------- --------------- ---------------
        Current federal tax               $       -        $       -       $       -
        Current state tax                         -                -               -
        Deferred federal tax                833,960          515,245         519,040
        Deferred state tax                  156,564           85,394         110,055
                                        --------------- --------------- ---------------
         Income tax provision             $ 990,524        $ 600,639       $ 629,095

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                       2001                 2000                 1999
                                               -------------------- -------------------- --------------------
                                                             % Of                 % Of                 % Of
                                                            Pretax               Pretax               Pretax
                                               $ Amount     Income   $ Amount    Income   $ Amount    Income
                                               ---------    ------   ---------   ------   ---------   ------
Income tax expense at statutory rate           $ 886,089     34.0%   $ 537,874    34.0%   $ 693,711    34.0%
Increases in taxes resulting from:
  State and local income taxes, net              104,435      4.0%      62,765     4.0       80,787     4.0
    of federal income tax benefit
  Dividends not deductible                             -        -            -       -       73,389     3.6
  Other                                                -        -            -       -       69,109     3.4
  Non taxable clay lease income                        -        -            -       -     (287,901)  (14.2)
                                               ---------    ------   ---------   ------   ---------   ------
Total income tax expense                       $ 990,524     38.0%   $ 600,639    38.0%   $ 629,095    30.8%

     Significant components of the company's net deferred income taxes are as follows:

                                                                         Dec. 31, 2001      Dec. 31, 2000
                                                                         -------------      -------------
Excess of tax basis of assets over book basis resulting from spin off      $5,330,923         $5,891,529
Net operating loss carry forward                                              887,673            883,992
Accelerated depreciation                                                   (2,077,750)        (1,644,636)
                                                                           -----------        -----------
Total deferred tax asset                                                   $4,140,846         $5,130,885

     SFAS No. 109 requires a valuation allowance be provided to reduce the amount of the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance at December 31, 2001 or 2000 is required.


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

                                                             Commercial &     Third Party
December 31, 2001                            Apartments          Land          Services          Corporate       Consolidated
                                           --------------- ---------------- ---------------- ---------------- ------------------
Real estate rental revenue                   $ 18,847,009     $   363,254      $         -     $          -      $ 19,210,263
Real estate expense                            (6,771,861)       (351,470)               -                -        (7,123,331)
Depreciation and amortization                  (2,479,393)       (208,508)               -         (259,394)       (2,947,295)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Income from real estate                         9,595,755        (196,724)               -         (259,394)        9,139,637
Other income                                    2,034,284       1,449,337          593,672          125,092         4,202,385
                                           --------------- ---------------- ---------------- ---------------- ------------------
Segment income (loss)                          11,630,039       1,252,613          593,672         (134,302)       13,342,022
Interest expense                                        -               -                -       (6,958,125)       (6,958,125)
General and administrative                       (900,444)       (398,706)        (776,103)      (1,702,499)       (3,777,752)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Income before taxes                            10,729,595         853,907         (182,431)      (8,794,926)        2,606,145
Income tax                                              -               -                -         (990,524)         (990,524)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Net income                                   $ 10,729,595      $   853,907     $  (182,431)    $ (9,785,450)     $  1,615,621
                                           =============== ================ ================ ================ ==================
Capital investments                          $  1,027,938      $17,578,576     $         -     $     65,652      $ 18,672,166
                                           =============== ================ ================ ================ ==================
Total real estate assets                     $ 82,822,790      $28,256,746     $         -     $    241,520      $111,321,056
                                           =============== ================ ================ ================ ==================

                                                             Commercial &     Third Party
December 31, 2000                            Apartments           Land         Services          Corporate       Consolidated
                                           --------------- ---------------- ---------------- ---------------- ------------------
Real estate rental revenue                   $ 18,638,647      $   424,713     $         -     $          -      $ 19,063,360
Real estate expense                            (6,359,770)        (316,110)              -                -        (6,675,880)
Depreciation and amortization                  (2,388,171)        (208,508)              -         (325,150)       (2,921,829)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Income from real estate                         9,890,706          (99,905)              -         (325,150)        9,465,651
Other income                                            -        2,294,173         166,375          245,495         2,706,043
                                           --------------- ---------------- ---------------- ---------------- ------------------
Segment income                                  9,890,706        2,194,268         166,375          (79,655)       12,171,694
Interest expense                                        -                -               -       (7,095,054)       (7,095,054)
General and administrative                       (740,754)        (280,891)       (151,949)      (2,321,066)       (3,494,660)
                                            --------------- ---------------- ---------------- ---------------- ------------------
Income before taxes                             9,149,952        1,913,377          14,426       (9,495,775)        1,581,980
Income tax                                              -                -               -         (600,639)         (600,639)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Net income                                   $  9,149,952      $ 1,913,377     $    14,426     $(10,096,414)     $    981,341
                                           =============== ================ ================ ================ ==================
Capital investments                          $  2,566,680      $ 5,309,855     $         -     $     23,294      $  7,899,829
                                           =============== ================ ================ ================ ==================
Total real estate assets                     $ 84,124,081      $15,745,303     $         -     $    332,691      $100,202,075
                                           =============== ================ ================ ================ ==================

                                                             Commercial &     Third Party
December 31, 1999                              Apartments        Land           Services         Corporate       Consolidated
                                           --------------- ---------------- ---------------- ---------------- ------------------
Real estate rental revenue                   $ 11,532,264       $  531,466     $         -     $          -      $ 12,063,730
Real estate expense                            (4,149,002)        (393,130)              -                -        (4,542,132)
Depreciation and amortization                  (1,503,495)         (44,846)              -         (330,965)       (1,879,306)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Income from real estate                         5,879,767           93,490               -         (330,965)        5,642,292
Other income                                            -        2,945,681         598,344          202,155         3,746,180
                                           --------------- ---------------- ---------------- ---------------- ------------------
Segment income                                  5,879,767        3,039,171         598,344         (128,810)        9,388,472
Interest expense                                        -                -               -       (4,633,046)       (4,633,046)
General and administrative                       (299,058)       (379,691)        (297,248)      (1,739,106)       (2,715,103)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Income before taxes                             5,580,709        2,659,480         301,096       (6,500,962)        2,040,323
Income tax                                              -                -               -         (629,095)         (629,095)
                                           --------------- ---------------- ---------------- ---------------- ------------------
Net income before extraordinary item            5,580,709        2,659,480         301,096       (7,130,057)        1,411,228
Discount on redemption of preferred stock               -                -               -        1,163,715         1,163,715
Discount on repayment of debt, net of taxes             -                -               -          721,969           721,969
Net income                                   $  5,580,709      $ 2,659,480     $  301,096      $ (5,244,373)     $  3,296,912
                                           =============== ================ ================ ================ ==================
Capital investments                          $ 54,872,481      $ 1,454,146     $        -      $     46,566      $ 56,373,193
                                           =============== ================ ================ ================ ==================
Total real estate assets                     $ 84,011,308      $10,976,598     $        -      $    528,204      $ 95,516,110
                                           =============== ================ ================ ================ ==================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merry Land Properties, Inc:

     We have audited the accompanying Consolidated Balance Sheets of Merry Land Properties, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merry Land Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
--------------------------
Arthur Andersen LLP

Atlanta, Georgia
January 17, 2002

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


(21)     Subsidiaries of Merry Land Properties, Inc.




(b) --Reports on Form 8-K. The registrant filed no reports on Form 8-K during the last quarter of 2001.

To Merry Land Properties, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 17, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
------------------------
Arthur Andersen LLP


Atlanta, Georgia
January 17, 2002

Part IV

Item 14--Schedule XI--Real Estate and Accumulated Depreciation for the Year Ending December 31, 2001:

                                                          Cost capitalized               Gross amount at which
                          Initial cost to company      subsequent to acquisition      carried at December 31, 2001
                         -------------------------    --------------------------      ----------------------------
                                       Buildings &                      Carrying                       Buildings &
Residential                 Land      improvements    Improvements        cost           Land         Improvements     Total (a)
-----------              -----------  ------------    -------------     --------      ----------      ------------   ------------
Greentree                $   325,000    $ 6,001,731     $ 1,376,953     $     --       $ 325,000       $ 7,378,684    $ 7,703,684
Hammocks @ Long Point        947,016     19,473,395         473,152           --         947,016        19,946,547     20,893,563
Huntington                   485,100      5,216,010         434,539           --         485,100         5,650,549      6,135,649
James Island                 461,538      5,458,026               -           --         461,538         5,485,026      5,919,564
Magnolia Villas              375,551      4,584,385         361,613           --         375,551         4,945,998      5,321,549
Marsh Cove                   329,786      6,649,280       1,485,339           --         329,786         8,134,619      8,464,405
Quarterdeck                  580,000      8,216,250       1,804,168           --         580,000        10,020,418     10,600,418
Summit Place                 392,000      6,477,363         249,030           --         392,000         6,726,393      7,118,393
Waters Edge                  448,000      6,490,069       1,881,832           --         448,000         8,371,901      8,819,901
West Wind Landing            960,000      5,597,500       1,199,672           --         960,000         6,797,172      7,757,172
Windsor Place                378,778      9,279,624         609,811           --         378,778         9,889,435     10,268,213
                           ----------  ------------   -------------     --------      ----------       -----------   ------------
Total Apartments           5,682,769     83,443,633       9,876,109           --       5,682,769        93,319,742     99,002,511

Commercial                   277,500      1,386,283         900,251           --         277,500         2,286,534      2,564,034

Development in Progress    3,941,849             --      17,886,453           --       3,941,849        17,886,453     21,828,302

Land                       2,918,698             --       1,739,632           --       4,658,330                --      4,658,330

Total                    $11,303,850    $84,829,916     $30,402,445     $     --     $14,560,448      $113,492,729   $128,053,117
                         ===========   =============  =============     ========     ===========      ============   ============

                             Accumulated        Date of         Date      Depreciable
Residential                depreciation (a)   construction    acquired       life
-----------                ----------------   ------------    --------    -----------
Greentree                    $ 2,931,740          1984          1986        5-50 yr.
Hammocks @ Long Point          1,020,264          1997          1999        5-50 yr.
Huntington                       316,933          1986          1999        5-50 yr.
James Island                      12,635          2001          2001        5-50 yr.
Magnolia Villas                  311,461          1986          1999        5-50 yr.
March Cove                     3,057,766          1983          1986        5-50 yr.
Quarterdeck                    2,946,526          1987          1989        5-50 yr.
Summit Place                     396,448          1985          1999        5-50 yr.
Waters Edge                    2,685,011          1985          1988        5-50 yr.
West Wind Landing              1,899,672          1984          1993        5-50 yr.
Windsor Place                    601,255
                          -----------------
                             $16,179,721

Commercial                       748,934        Various       Various       5-50 yr.

Development in Progress               --            --             --             --

Land                              44,986        Various            --             --

Total                        $16,973,641
                          =================


Notes:
(a) Reconciliation of total real estate carrying value and accumulated depreciation for the years ending December 31, 2001, 2000 and 1999 are as follows:

                                                  Real estate cost                          Accumulated depreciation
                                   ----------------------------------------------  --------------------------------------------
                                        2001            2000            1999            2001            2000          1999
                                   --------------  --------------  --------------  --------------  -------------  -------------
Balance at beginning of period      $114,447,326    $106,969,169    $ 50,642,369     $14,577,942    $11,981,262    $10,432,965
Additions--acquisitions
and improvements                      19,684,302       8,364,619      56,326,800       2,687,900      2,596,680      1,548,297
Deductions--sales                     (6,078,451)       (886,462)             --        (292,201)            --             --
                                   --------------  --------------  --------------  --------------  -------------  -------------
Balance at end of period            $128,053,177    $114,447,326    $106,969,169     $16,973,641    $14,577,942    $11,981,262
                                   ==============  ==============  ==============  ==============  =============  =============

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

Signature                        Title                                 Date
---------------------------      -----------------------------        --------

/s/ DAVID W. COBB                Director                              3/27/02
---------------------------
    David W. Cobb

/s/ DORRIE E. GREEN             Vice President, Chief Financial        3/27/02
---------------------------     Officer, Secretary and Treasurer
    Dorrie E. Green

/s/ W. TENNENT HOUSTON           Chairman of the Board and             3/27/02
---------------------------      Chief Executive Officer
    W. Tennent Houston

/s/ JEFFERSON B. A. KNOX         Director                              3/27/02
---------------------------
    Jefferson B. A. Knox

/s/ STEWART R. SPEED             Director                              3/27/02
---------------------------
    Stewart R. Speed

/s/ MICHAEL N. THOMPSON          President, Chief Operating            3/27/02
---------------------------      Officer and Director
    Michael N. Thompson