Form 10-Q
period 2002-03-31
MERRY LAND PROPERTIES INC
filed 2002-05-13
CIK 1069546

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

                                 March 31, 2002

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


The number of shares of common stock outstanding as of March 31, 2002 was 2,739,685.


================================================================================

Form 10-Q - Merry Land Properties, Inc.
Index


PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.    Financial Statements
           Consolidated Balance Sheets - March 31, 2002 and December 31, 2001..3 Consolidated Statements of Income -
             Three months ended March 31, 2002 and 2001........................4
           Consolidated Statements of Cash Flows -
             Three months ended March 31, 2002 and 2001........................5
           Notes to Consolidated Financial Statements..........................6
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........15

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................16
Item 2.    Changes in Securities and Use of Proceeds..........................16
Item 3.    Defaults upon Senior Securities....................................16
Item 4.    Submission of Matters to a Vote of Security Holders................16
Item 5.    Other Information..................................................16
Item 6.    Exhibits and Reports on Form 8-K...................................17


SIGNATURES....................................................................18

Form 10-Q - Part I. Financial Information
Item 1-..Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited
                                                                                 March 31, 2002       December 31, 2001
                                                                              -------------------   ----------------------
 ASSETS
      Real estate assets, at cost:
      Land held for mining, development and sale                               $     4,695,755        $      4,658,330
      Apartments                                                                    89,331,492              85,923,790
      Commercial rental property                                                     3,128,857               2,564,034
      Furniture and equipment                                                        1,971,684               1,971,482
      Development in progress                                                       22,096,906              21,828,302
                                                                              -------------------   ----------------------
           Total cost                                                              121,224,694             116,945,938
      Accumulated depreciation and depletion                                       (17,163,817)            (16,492,470)
                                                                              -------------------   ----------------------
                                                                                   104,060,877             100,453,468

 INVESTMENT IN JOINT VENTURE                                                           380,447                 421,932

 CASH AND CASH EQUIVALENTS                                                           5,063,608               3,601,636

 ESCROWED CASH                                                                       1,527,136               1,963,745

 OTHER ASSETS
      Notes receivable                                                                 367,446                 377,867
      Deferred loan costs                                                            1,216,984               1,393,741
      Other receivable                                                                 555,163                 375,036
      Deferred tax asset                                                             2,140,483               4,140,846
      Other                                                                            524,844                 105,310
                                                                              -------------------   -----------------------
                                                                                     4,804,920               6,392,800
                                                                              -------------------   -----------------------
 TOTAL ASSETS                                                                  $   115,836,988        $    112,833,581
                                                                              ===================   =======================

 NOTES PAYABLE
      Construction loans                                                       $    21,389,673        $     19,438,919
      Mortgage loans                                                                71,233,540              70,340,145
                                                                              -------------------   -----------------------
                                                                                    92,623,213              89,779,064

 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Accrued interest                                                                 600,688                 694,166
      Accrued property taxes                                                           346,478                 563,816
      Deferred revenue                                                                       -                  28,747
      Construction retainage                                                         1,483,561               1,431,717
      Net debt of discontinued operations                                                    -               2,813,903
      Payables and accrued liabilities                                               1,601,499               1,774,708
                                                                              -------------------   -----------------------
                                                                                     4,032,226               7,307,057

 STOCKHOLDERS EQUITY
      Common stock, at $1 stated value, 2,739,685 and 2,714,086 shares issued
           and outstanding at March 31, 2002 and December 31, 2001, respectively     2,739,685               2,714,086
      Capital surplus                                                                9,897,135               9,686,018
      Unamortized compensation                                                      (1,823,383)             (1,725,590)
      Cumulative undistributed net earnings                                          8,467,733               5,245,288
      Receivable from ESOP                                                             (99,621)               (172,342)
                                                                              -------------------   -----------------------
                                                                                    19,181,549              15,747,460
                                                                              -------------------   -----------------------
 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                     $   115,836,988        $    112,833,581
                                                                              ===================   =======================

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1-  Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Three months ended March 31,
                                                                                  -----------------------------------
                                                                                        2002               2001
                                                                                  ----------------   ----------------
INCOME
Rental income                                                                      $  3,984,665       $  4,072,030
Royalty income                                                                          123,420            118,768
Interest income                                                                          14,052             59,389
Management fees                                                                         108,908             91,977
Development fee                                                                         100,000             20,000
Sale of condominium                                                                           -            302,000
Sale of land                                                                             98,742                  -
Other income                                                                             (7,399)                 -
                                                                                  ----------------   ----------------
                                                                                      4,422,388          4,664,164
EXPENSES
Rental expense                                                                        1,355,694          1,451,199
Cost of condominium sold                                                                      -            263,237
Interest expense                                                                      1,325,195          1,490,175
Depreciation                                                                            671,347            605,004
Amortization                                                                             19,161             21,032
General and administrative expense                                                    1,079,185            867,684
                                                                                  ----------------   ----------------
                                                                                      4,450,582          4,698,331
                                                                                  ----------------   ----------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                                            (28,194)           (34,167)

Income tax benefit                                                                      (10,705)           (12,976)
                                                                                  ----------------   ----------------
LOSS FROM CONTINUING OPERATIONS                                                         (17,489)           (21,191)

DISCONTINUED OPERATIONS:
Gain from sale of apartments, net of $2,010,217 in income taxes                       3,238,545                  -
Income from apartments sold, net of an income tax expense
  of $851 and $26,176 in 2002 and 2001, respectively                                      1,390             42,763
                                                                                   ---------------   ----------------
INCOME FROM DISCONTINUED OPERATIONS                                                   3,239,935             42,763

NET INCOME                                                                         $  3,222,446       $     21,572
                                                                                  ================   ================

WEIGHTED AVERAGE COMMON SHARES
  Basic                                                                               2,349,806          2,280,053
  Diluted                                                                             2,497,766          2,423,003

EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE
  Basic                                                                            $      (0.01)      $      (0.01)
  Diluted                                                                          $      (0.01)      $      (0.01)

EARNINGS FROM DISCONTINUED OPERATIONS PER COMMON SHARE
  Basic                                                                            $       1.38       $       0.02
  Diluted                                                                          $       1.30       $       0.02

EARNINGS PER COMMON SHARE
  Basic                                                                            $       1.37       $       0.01
  Diluted                                                                          $       1.29       $       0.01

              The accompanying notes are an integral part of these
                        consolidated income statements.

Form 10-Q - Part I.        Financial Information
Item 1-  Financial Statements

                  Merry Land Properties, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three months ended March 31,
                                                                         ------------------------------------
                                                                                 2002               2001
                                                                         ------------------   ---------------
       CASH FLOWS FROM CONTINUING OPERATIONS:
       Net income                                                           $  3,222,446       $    21,572
       Adjustments to reconcile net income to net cash from operations:
       Income from discontinued operations, net of taxes                      (3,239,935)          (42,763)
       Deferred income tax benefit                                               (10,705)          (12,976)
       Gain on sale real property and land                                       (98,742)                -
       Cost of condominium sold                                                        -           263,237
       Depreciation and amortization expense                                     690,508           626,036
       Amortization of compensation element of restricted stock grants            92,423            81,999
       (Decrease) increase in net payables and liabilities                      (403,464)          100,867
       Increase in other assets and receivables                                 (801,353)         (270,119)
                                                                         ------------------   ---------------
         Net cash (used) provided by operating activities                       (548,822)          767,853

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for development                                           (3,513,323)       (4,906,001)
       Sale of real property and land                                            102,600                 -
       Capitalized costs, improvements and replacements                         (720,841)         (539,186)
       Decrease in receivable from ESOP                                           72,721           344,341
       Distributions from joint ventures                                          41,485                 -
       Payments received on notes receivable                                      10,421            24,671
                                                                         ------------------   ---------------
        Net cash used in investing activities                                 (4,006,937)       (5,076,175)

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from term loan                                                         -         2,710,972
       Net proceeds from construction loans                                    1,950,754         2,630,731
       Repayment of line of credit                                                     -        (1,500,000)
       Proceeds from mortgage loan                                             1,070,000                 -
       Repayments of mortgage loans                                             (176,605)         (208,597)
       Decrease in escrows                                                       312,373           167,305
                                                                         ------------------   ---------------
         Net cash provided by financing activities                             3,156,522         3,800,411

       CASH FLOWS FROM DISCONTINUED OPERATIONS
       Net income from discontinued operations                                 3,239,935            42,763
       Gain from sale of apartments, net of income taxes                      (3,238,545)                -
       Depreciation and amortization expense                                      37,107           101,702
       Deferred income tax expense                                                   851            26,176
       Sale of apartments                                                     16,400,000                 -
       Repayment of mortgage loan                                            (13,681,491)                -
       Decrease in mortgage escrow                                               124,235            13,006
       Capitalized costs, improvements and replacements                          (20,883)          (27,386)
                                                                         ------------------   ---------------
         Net cash provided by discontinued operations                          2,861,209           156,261

       NET INCREASE (DECREASE) IN CASH                                      $  1,461,972       $  (351,650)

       CASH AT BEGINNING OF PERIOD                                          $  3,601,636       $ 4,452,189
                                                                         ==================   ===============
       CASH AT END OF PERIOD                                                $  5,063,608       $ 4,100,539
                                                                         ==================   ===============

       Interest paid:                                                       $  2,034,775       $ 1,947,306
       Income taxes paid:                                                   $          -       $         -

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

2.  Basis of Presentation

         These financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

         These financial statements should be read in conjunction with the audited financial statements and notes included in the company's latest annual report on Form 10K for the fiscal year ended December 31, 2001.

3. Discontinued Operations

         On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. As a result of the sale, the company's financial statements have been prepared with these two community's net assets, results of operations, cash flows, and their gain from sale isolated and shown as "discontinued operations". All historical statements have been restated to conform to this presentation in accordance witht the new accounting rules.

Summarized financial information for the discontinued operations is as follows:

                                                            Three months ending March 31,
                                                     ---------------------------------------------
                                                             2002                   2001
                                                     --------------------- -----------------------
                Rental income                           $     566,405          $     699,373
                Operating expenses                            293,431                355,553
                Operating income after depreciation           272,974                343,820
                Interest expense                              267,031                269,327
                Amortization expense                            3,702                  5,554
                                                     --------------------- -----------------------
                Net income before taxes                         2,241                 68,939
                Income tax expense                                851                 26,176
                                                     --------------------- -----------------------
                Net income after taxes                  $       1,390          $      42,763
                                                     ===================== =======================

                                                                             December 31, 2001
                                                                           -----------------------

                Apartments                                                     $  13,078,721
                Accumulated depreciation                                          (2,211,133)
                Mortgage debt                                                    (13,681,491)
                                                                           -----------------------
                Net debt of discontinued operations                            $  (2,813,903)
                                                                           =======================

         In August 2001, Merry Land sold the 248 unit Woodcrest apartment community. This former community is not included as part of discontinued operations. The community's net operating income after depreciation for the first three months in 2001 was $234 thousand on gross rents of $388 thousand and operating expenses, excluding depreciation, of $129 thousand 5. Earnings Per Share and Share Information

         Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under our Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method.

         A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                                Three months ended March 31,
                                                             ------------------------------------
                                                                  2002                2001
                                                             ----------------    ----------------
        Weighted average shares outstanding-basic               2,349,806           2,280,053
        Dilutive potential common shares                          147,960             142,950
                                                             ----------------    ----------------
        Weighted average shares outstanding-diluted             2,497,766           2,423,003

6.   Debt

         At March 31, 2002 and December 31, 2001, debt consisted of the following:

Debt                                           Maturity date    Interest rate       March 31, 2002      December 31, 2001
----                                          ---------------   -------------      ----------------    -------------------
Construction/permanent loan-James Island LP      4/19/2040             8.65%(1)     $  13,689,496        $   13,207,458
Construction loan-Whitemarsh LLC                12/17/2003             6.31%            7,700,177             6,231,461
Mortage loan-Ellis Street Building               2/20/2007     LIBOR + 2.00%            1,067,577                     -
Mortgage loan-Huntington LLC                      9/1/2007             7.97%            4,985,420             4,997,496
Mortgage loan-Magnolia Villas LLC (2)             9/1/2007             7.97%                    -             4,658,366
Mortgage loan-Summit Place LLC                    9/1/2007             7.97%            6,941,737             6,958,552
Mortgage loan-Greentree LLC                       7/1/2009             7.73%            6,572,965             6,589,824
Mortgage loan-Marsh Cove LLC                      7/1/2009             7.73%            7,982,646             8,003,120
Mortgage loan-Quarterdeck LLC                     7/1/2009             7.73%            9,745,382             9,770,383
Mortgage loan-Waters Edge LLC                     7/1/2009             7.73%            7,040,070             7,058,131
Mortgage loan-West Wind LLC (2)                   7/1/2009             7.73%                    -             9,023,125
Mortgage loan-Hammocks LLC                        9/1/2011             7.99%           18,424,468            18,468,921
Mortgage loan-Windsor Place LLC                   9/1/2011             7.99%            8,473,274             8,493,718
                                                                                  ------------------- ----------------------
Total                                                                                  92,623,212           103,460,555

Less: mortgages on communities sold                                                             -           (13,681,491)
                                                                                  ------------------- ----------------------
                                                                                    $  92,623,212        $   89,779,064


     (1) Represents 8.375% during construction, 8.15% permanent financing and .50% insurance premium.
     (2) The Magnolia Villa and the West Wind mortgages were assumed by the purchaser at the March 2002 sale.

         In February 2002, the company borrowed $1.1 million secured by the Ellis Street office building located in Augusta.

7.   Income Taxes

         Significant components of the company's net deferred income taxes are as follows:

                                                                             March 31, 2002    December 31, 2001
                                                                             --------------    -----------------
    Excess of tax basis of assets over book basis resulting from spin off      $ 3,763,841        $ 5,330,923
    Net operating loss carry forward                                               565,389            887,673
    Accelerated depreciation                                                    (2,188,747)        (2,077,750)
                                                                             --------------    -----------------
    Total deferred tax asset                                                   $ 2,140,483        $ 4,140,846

         The fair market value of West Wind apartments was $4.0 million greater than its book value at the time of the spin off from Merry Land & Investment Company, Inc. This resulted in a step up in cost for federal income tax purposes and the creation of an additional $1.5 million deferred tax asset at the time of spin off. The federal income tax benefit on the March 2002 sale is reflected by the reduction of the deferred tax asset.

8.  Segment Information

         The company has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10K of the year ended December 31, 2001.

                                                           Commercial &      Third Party
                                          Apartments          Land            Services         Corporate         Consolidated
                                        --------------  ----------------  ----------------  ---------------  -------------------
Three months ending March 31, 2002
Real estate rental revenue               $ 3,916,716      $     67,949      $         -       $         -       $   3,984,665
Real estate expense                       (1,285,562)          (70,132)               -                 -          (1,355,694)
Depreciation and amortization               (580,617)          (52,127)               -           (57,764)           (690,508)
                                        --------------  ----------------  ----------------  ---------------  -------------------
Income from real estate                    2,050,537           (54,310)               -           (57,764)          1,938,463
Other income                                       -           322,162          108,908             6,653             437,723
                                        --------------  ----------------  ----------------  ---------------  -------------------
Segment income                             2,050,537           267,852          108,908           (51,111)          2,376,186
Interest expense                                   -                 -                -        (1,325,195)         (1,325,195)
General and administrative                  (286,076)          (94,852)        (185,580)         (512,677)         (1,079,185)
                                        --------------  ----------------  ----------------  ---------------  -------------------
Income before taxes                        1,764,461           173,000          (76,672)       (1,888,983)            (28,194)
Income tax benefit                                 -                 -                -            10,705              10,705
                                        --------------  ----------------  ----------------  ---------------  -------------------
Net income-continuing operations           1,764,461           173,000          (76,672)       (1,878,278)            (17,489)
Income-discontinued operations             5,521,736                 -                -        (2,281,801)          3,239,935
                                        --------------  ----------------  ----------------  ---------------  -------------------
Net income                               $ 7,286,197      $    173,000      $   (76,672)      $(4,160,079)      $   3,222,446
                                        ==============  ================  ================  ===============  ===================
Capital investments                      $   137,940      $  3,291,905      $         -       $       202       $   3,430,047
                                        ==============  ================  ================  ===============  ===================
Total real estate assets                 $74,782,288      $ 29,075,470      $         -       $   203,119       $ 104,060,877
                                        ==============  ================  ================  ===============  ===================

                                                           Commercial &      Third Party
                                          Apartments          Land            Services         Corporate         Consolidated
                                        --------------  ----------------  ----------------  ---------------  -------------------
Three months ending March 31, 2001
Real estate rental revenue               $ 3,997,028      $     75,002      $         -       $         -       $   4,072,030
Real estate expense                       (1,361,545)          (89,654)               -                 -          (1,451,199)
Depreciation and amortization               (514,274)          (52,127)               -           (59,635)           (626,036)
                                        --------------  ----------------  ----------------  ---------------  -------------------
Income from real estate                    2,121,209           (66,779)               -           (59,635)          1,994,795
Other income                                       -           177,531           91,977            59,389             328,897
                                        --------------  ----------------  ----------------  ---------------  -------------------
Segment income                             2,121,209           110,752           91,977              (246)          2,323,692
Interest expense                                   -                 -                -        (1,490,175)         (1,490,175)
General and administrative                  (246,459)          (93,541)        (107,109)         (420,575)           (867,684)
                                        --------------  ----------------  ----------------  ---------------  -------------------
Income before taxes                        1,874,750            17,211          (15,132)       (1,910,996)            (34,167)
Income tax benefit                                 -                 -                -            12,976              12,976
                                        -------------  -----------------  ----------------  ---------------  -------------------
Net income-continuing operations           1,874,750            17,211          (15,132)       (1,898,020)            (21,191)
Income-discontinued operations               343,820                 -                -          (301,057)             42,763
                                        -------------  -----------------  ----------------  ---------------  -------------------
Net income                               $ 2,218,570      $     17,211       $  (15,132)      $(2,199,077)      $      21,572
                                        =============  =================  ================  ===============  ===================
Capital investments                      $   348,005      $  5,103,884       $        -       $    20,684       $   5,472,573
                                        =============  =================  ================  ===============  ===================
Total real estate assets                 $83,861,664      $ 20,785,893       $        -       $   314,773       $ 104,962,330
                                        =============  =================  ================  ===============  ===================

Form 10-Q - Part I. Financial Information
Item 2.
                           Merry Land Properties, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Recent Events

         In March 2002, we sold West Wind and Magnolia Villas apartments, both in Savannah, as part of our continuing program of disposing of properties that do not meet our investment criteria and reinvesting the proceeds in projects with better prospects for cash flow growth. In August 2001, we also sold Woodcrest apartments, located in Augusta. While the gains from these sales have increased book value per share of our common stock, the sale of these assets have and will continue to reduce future cash flow until the proceeds can be reinvested in other income producing properties. The effect of the Woodcrest sale is apparent in our first quarter earnings comparison with last year and the sale of West Wind and Magnolia Villas will show up in future quarters.

Apartments

         At March 31, 2002 Merry Land owned or had an interest in 2,043 apartment units in nine communities and 118 completed units from a community under construction. These communities are described in the following table.

                                                                 Three months ended March 31,
                                                    --------------------------------------------------------
                                                      Average Occupancy (1)        Average Rental Rate (2)
                                                    --------------------------    --------------------------
                    COMMUNITY             Units        2002           2001            2002          2001
         -----------------------------   ---------  ------------   -----------    ------------   -----------
         WHOLLY OWNED COMMUNITIES

         Quarterdeck                          230        97%            96%         $   782        $   762
         Summit Place                         226        96             97              546            563
         Waters Edge                          200        95             96              646            653
         Merritt at James Island (3)          118        81            N/A            1,046            N/A
         Windsor Place                        224        96             97              655            650
                                         ---------  ------------   -----------    ------------   -----------
           Total-Charleston                   998        94             96              704            658

         Greentree                            194        96             96              669            650
         Hammocks at Long Point               308        96             96              898            868
         Huntington                           147        98             96              676            661
         Marsh Cove                           188        96             96              758            731
                                         ---------  ------------   -----------    ------------   -----------
           Total-Savannah                     837        96             96              774            536

         Total-Wholly Owned                 1,835        95             96              736            703

         JOINT VENTURE COMMUNITIES

         Cypress Cove (4)                     326        95             98              789            761
                                         ---------  ------------   -----------    ------------   -----------
           Total-Joint Venture                326        95             98              789            761

         Total-all                          2,161        95%            97%         $   744        $   712

     (1) The average physical occupancy at each month end for the period held.
     (2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at March 31.
     (3) Community presently under construction with 118 of the 230 total units placed in service.
     (4) Merry Land holds a 10% interest in this apartment community.


         In March 2002, we sold West Wind, a 192 unit apartment community, and Magnolia Villas, a 144 unit apartment community, both located in Savannah.

         In February 2002, we purchased an eight-acre tract of multifamily land on Central Park Road in the James Island submarket of Charleston. This tract, which is near our Quarterdeck and Merritt at James Island communities, is suitable for up to 168 apartment units.

         At the end of the first quarter, 105 of the 118 apartment units in service at the Merritt at James Island development in Charleston were occupied and their average rent was $1,046 per unit. This $17.7 million community, which is well behind schedule, is expected to be completed this summer.

         At March 31, 2002 construction was well underway at Merritt at Whitemarsh Island, our 241 luxury apartment community in Savannah, where we hope to receive our first buildings this summer. Total construction cost will be approximately $19.7 million.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

         Rental Operations-All Apartments. The following table describes the operating performance of the company's wholly owned apartment communities including both West Wind apartments and Magnolia Villa apartments which were sold in March 2002 and also Woodcrest apartments which was sold in August 2001. (Dollars in thousands, except average monthly rent)

                                                                                    Three months ended
                                                                                        March 31,
                                                      %          Change from     --------------------------
                                                   Change        2001 to 2002        2002          2001
                                                -------------- ----------------- ------------  ------------
         Rental income                             (4.50)%         $   (213)      $  1,835       $  2,301
         Operating expenses                        (4.40)%              (72)         1,548          1,620
         Depreciation                               0.60 %                4            614            610
                                                -------------- ----------------- ------------  ------------
           Total expenses                          (3.00)%              (67)         2,163          2,230
         Operating income after depreciation       (5.90)%         $   (145)      $  2,163       $  2,465

         Average occupancy (1)                         -             (0.70)%         95.7%          96.4%
         Average monthly rent (2)                   7.20 %         $     50       $    736       $    686
         Expense ratio (3)                             -             (1.90)%         31.9%          33.8%

     (1) Represents the average physical occupancy at each month end for the period held.
     (2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
     (3) Represents total operating expenses divided by rental revenues.

         Operating income after depreciation was down $145 thousand, or 5.9%, for the first three months in 2002 with a revenue decrease of $213 thousand, or 4.5%, and an operating expense decrease of $72 thousand, or 3.0%. The decrease in income was primarily due to the sale of the Woodcrest apartments in the third quarter of 2001 but was offset by additional revenue from the 118 units placed in service at Merritt at James Island. The decrease in income from both West Wind and Magnolia Villas apartments, which were sold in March 2002, was offset by the increase in income from the same store communities.

         Operating income after depreciation from both West Wind and Magnolia Villas totaled $273 thousand for the first three months in 2002 and $344 in 2001. Rental income for these two communities was $566 thousand in 2002 and $699 thousand in 2001.

         Operating income after depreciation from the Merritt at James Island was $95 thousand for the first three months in 2002. Operating income after depreciation from Woodcrest was $234 thousand for the first three months in 2001.

         Rental Operations-Same Store Apartments. The following table compares the performance of the 1,717 units of our eight wholly owned residential communities which we owned for the first quarters of both 2002 and 2001. ("same store" results) (Dollars in thousands, except average monthly rent; see footnotes above)

                                                                             Three months ended March 31,
                                                     %        Change from    ----------------------------
                                                  Change      2001 to 2002       2002           2001
                                                ----------  ---------------  -----------    -------------
         Rental income                             0.6 %       $     22       $ 3,631        $ 3,609

         Personnel                                (9.0)%            (33)          336            369
         Utilities                               (16.7)%            (17)           87            104
         Operating                                25.5 %             29           146            117
         Maintenance and grounds                 (28.3)%            (73)          183            256
         Taxes and insurance                       8.7 %             33           406            373
         Depreciation                              3.3 %             16           505            489
                                                -----------  --------------  -----------    -------------
         Total expenses                           (2.7)%            (45)        1,663          1,708

         Operating income after depreciation       3.5 %       $     67       $ 1,968        $ 1,901

         Average occupancy (1)                       -            0.2 %         96.5%          96.3%
         Average monthly rent (2)                  1.7 %       $     12       $   715        $   703
         Expense ratio (3)                           -           (1.8)%         31.9%          33.8%

         Same store operating income before depreciation for the first quarter in 2002 was up 3.5% on revenue growth of just 0.6% while we reduced operating expenses by 5.0%. Overall occupancy at March 31, 2002 was 96.0%, down from 97.0% a year ago. Income growth is likely to continue to be modest for a few quarters until the general economy improves and job growth resumes.

         The decrease in operating expenses was primarily due to the reduction in utilities, landscaping and other maintenance costs. These savings were offset somewhat by the increase in insurance costs, which have resulted from soaring premiums in the property insurance industry.

         Rental Operations-Commercial. The company owns three commercial properties in the Augusta area whose overall occupancy was approximately 80% at March 31, 2002. In March 2002, Equity Residential Properties Trust leased the remainder of our Ellis Street office building where our corporate offices had been located. In March, we relocated our offices to newly renovated space in our Leonard Building, also in downtown Augusta.

         Operating income before depreciation was $10 thousand in 2002 compared to $3 thousand in 2001.

         Land. We own 4,131 acres of unimproved land, of which 2,948 acres are subject to clay and sand mining leases. Land income, for the most part mineral royalties and timber sales, was $128 thousand for the first three months in both 2002 and 2001.

         Property Management Fees. Management fee income increased $17 thousand in the first three months of 2002 to $109 thousand from $92 thousand the same period in 2001. The total units managed were 1,458 at the end of the first quarter 2002, down 172 units from 1,630 units in 2001. However, 520 of the units managed in 2001 were under lease up.

         Development Fees. Development fee income was $100 thousand for the first quarter 2002, up from $20 thousand in 2001.

         Sale of Land. In January 2002, we sold a 5.7-acre tract of land from the Brickyard Tract in Augusta for $103 thousand, recognizing a pretax gain of $99 thousand.

         Sale of Condominium. We have sold five out of the seven condominium units at 214 Calhoun Street in Charleston; four units in 2001 and one unit in April 2002. Total sales proceeds have been $1.4 million, and we have recognized cumulative pretax gains of $260 thousand. During the first quarter 2001, we sold one unit for $302 thousand, recognizing a profit $39 thousand.

         Interest Expense. Total interest expense decreased $167 thousand to $1.6 million for the first three months in 2002, from $1.8 million in 2001. The increase in construction loan interest was more than offset by the increase in interest capitalized related to our developments and by the decrease in mortgage interest expense resulting from the purchaser's assumption of the Woodcrest apartment's mortgage in August 2001. (Dollars in thousands for the following table)

                                                                                Three months ended March 31,
                                                          Change from        ----------------------------------
                                                          2001 to 2002            2002                2001
                                                         ----------------    --------------      --------------
         Term loan                                             $  (24)          $    -              $   24
         Construction loans                                       213              343                 130
         Mortgage loans                                          (190)           1,331               1,521
                                                         ----------------    --------------      --------------
         Total interest cost                                       (1)           1,674               1,675
         Capitalized for development                             (164)            (349)               (185)
                                                         ----------------    --------------      --------------
         Interest expense-continuing operations                  (165)           1,325               1,490
         Mortgage loans-discontinued operations                    (2)             267                 269
                                                         ----------------    --------------      --------------
         Total interest expense                                $ (167)          $1,592              $1,759

         In March 2002, the purchaser of West Wind and Magnolia Villas apartment communities assumed $13.7 million in mortgage debt.

         Capitalized interest related to development increased primarily due to the ongoing construction of the Merritt at James Island community and the Merritt at Whitemarsh community.

         Interest related to Woodcrest's mortgage was $125 thousand for the first three months of 2001.

         General and Administrative Expenses. General and administrative expenses increased to $1.1 million for the first quarter 2002 from $868 thousand in 2001. The 24% increase in 2002 was primarily due to a greater number of corporate employees and an increase in third party management costs.

         Loss From Continuing Operations Before Taxes. The loss from continuing operations before taxes decreased to $28 thousand for the first three months in 2002 compared to a $34 thousand loss for 2001. The $106 thousand increase in apartment income (net of rental, depreciation and interest expense), the $99 thousand increase in gains from the sale of land, the $97 thousand increase in development and management fee income were offset somewhat by the $212 thousand increase in corporate administrative expense, the $39 thousand reduction in net gain from condominium sales and the $45 decrease in interest income.

         Income From Discontinued Operations. On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. Their total cost was $13.1 million and they had a net book value of $10.9 million. Their total net income after interest and income taxes was $1.4 thousand and $42.8 thousand for 2002 and 2001, respectively.

         Funds From Operations. For the first quarter of 2002 funds from operations totaled $638 thousand down from $756 thousand in 2001. The reduction in FFO was due primarily to the sale of Woodcrest in August 2001. (Dollars in thousands)

                                                                           Three months ended March 31,
                                                                         ---------------------------------
                                                                             2002                 2001
                                                                         -------------        ------------
          Loss from continuing operations                                  $ (17)               $ (21)
          Add: depreciation of real estate owned                             630                  580
          Add: tax benefit resulting from permanent difference in
            book and tax basis                                                52                   52
          Less: gain on sale of land, net of tax effect                      (61)                   -
                                                                        -------------        ------------
          Funds from continuing operations                                   604                  611

          Income from discontinued operations                              3,240                   43
          Add: depreciation of real estate owned                              33                  102
          Less: gain on sale of apartments, net of tax effect             (3,239)                   -
                                                                        -------------        ------------
          Funds from discontinued operations                                  34                  145
                                                                        -------------        ------------
          Total funds from operations                                      $ 638                $ 756
                                                                         =============        ============
          Weighted average common shares outstanding-
                   Basic                                                   2,350                2,280
                   Diluted                                                 2,498                2,423

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

         Financial Structure. We use debt to finance most of our acquisitions and development activities and, as a result, are a highly leveraged company. At March 31, 2002 total debt equaled 83% of total capitalization at cost and 81% of total capitalization with equity valued at market. (2,739,685 shares outstanding at the March 31, 2002 closing price of $8.10 per share). (Dollars in thousands)

                                        Equity at                     Equity at
                                          Book           % of           Market          % of
                                         Value          Total            Value         Total
                                      --------------  -----------  ---------------  ------------
          Construction loan              $ 21,390         19%          $ 21,390         19%
          Mortgage loans                   71,234         64%            71,234         62%
                                      --------------  -----------  ---------------  ------------
          Total debt                       92,624         83%            92,624         81%
          Common stock                     19,182         17%            22,191         19%
                                      --------------  -----------  ---------------  ------------
         Total capitalization            $111,806        100%          $114,815        100%
                                      ==============  ===========  ===============  ============

         Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, lines of credit, construction loans, and the possible sale of land or other assets. Our primary short-term liquidity needs include operating expenses, capital improvements, and the completion of the Merritt at Whitemarsh and the Merritt at James Island development communities. Possible additional construction costs and a slower than projected lease up of the two development communities could have a negative impact on our short term cash requirements. In addition, a weak national economy might continue to affect cash generated by our stabilized communities.

         We expect to meet our long-term liquidity requirements from a variety of sources including operating cash flow, additional mortgage loans and other borrowings, the possible sale of apartment communities and other assets and the issuance and sale of debt and equity securities in public and private markets. Our long term liquidity needs include the maturity of the mortgage and term loan debt and the financing of acquisitions and development.

         Cash Flows. Cash and cash equivalents totaled $5.1 million at March 31, 2002, up $1.5 million from $3.6 million at December 31, 2001. Net cash used by continuing operations was $549 thousand and the company used an additional $720 thousand for capital improvements on existing properties and for renovating our new corporate office. The company spent $738 thousand net of construction loans on the existing developments and acquired the Central Park development land for $825 thousand. The company received $2.9 million as a result of the sale of West Wind and Magnolia Villas. We also received $124 thousand from the repayment various receivables and investments, $103 thousand from the sale of clay land and a net $135 from mortgage loans and escrow repayments.

         The capital improvements to our new corporate office were financed by the new $1.1 million mortgage on the Ellis Street building also located in Augusta.

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

Form 10-Q - Part I. Financial Information
Item 3.

                           Merry Land Properties, Inc.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes to the company's reported market risk since December 31, 2001.

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

         b. Reports on Form 8-K. The registrant filed one report on Form 8-K during the first quarter of 2002m which was filed on March 12, 2002 reporting the sale on two apartment communities.

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

_________________, 2002