Form 10-Q
period 2002-06-30
MERRY LAND PROPERTIES INC
filed 2002-08-14
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended

June 30, 2002

Commission file number: 000-29778

Merry Land Properties, Inc.

State of Incorporation: Georgia	I.R.S. Employer Identification Number: 58-2412761

___________

P.O. Box 1417
Augusta, Georgia
(Address of Principal Executive Offices)

706 722-6756	30903
(Registrant’s Telephone	(Zip Code)
Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes X . No____.

The number of shares of common stock outstanding as of June 30, 2002 was 2,739,685.

Form 10-Q - Merry Land Properties, Inc.
Index

PART I.     FINANCIAL INFORMATION                                                                         Page

Item 1.          Financial Statements
                 Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 .........................3
                 Consolidated Statements of Income -
                    Three and Six Months ended June 30, 2002 and 2001.......................................4
                 Consolidated Statements of Cash Flows -
                    Six Months ended June 30, 2002 and 2001.................................................5
                 Notes to Consolidated Financial Statements.................................................6
Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................................................10
Item 3.          Quantitative and Qualitative Disclosures about Market Risk................................16

PART II.    OTHER INFORMATION

Form 10-Q - Part I. Financial Information
Item 1-. Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited
                                                                                  June 30, 2002          December 31, 2001
                                                                              ----------------------  -----------------------
ASSETS
     Real estate assets, at cost:
     Land held for mining, development and sale                                  $   4,178,045             $   4,658,330
     Apartments                                                                     86,793,879                78,844,915
     Apartment held for sale                                                         7,117,826                 7,078,875
     Commercial rental property                                                      3,305,192                 2,564,034
     Furniture and equipment                                                         1,993,155                 1,971,482
     Development in progress                                                        20,160,868                21,828,302
                                                                              ----------------------  -----------------------
          Total cost                                                               123,548,965               116,945,938
     Accumulated depreciation and depletion                                        (17,834,251)              (16,492,470)
                                                                              ----------------------  -----------------------
                                                                                   105,714,714               100,453,468

INVESTMENT IN JOINT VENTURE                                                            367,083                   421,932

CASH AND CASH EQUIVALENTS                                                            4,866,286                 3,601,636

ESCROWED CASH                                                                        1,979,104                 1,963,745

OTHER ASSETS
     Assets of discontinued operations                                                       -                10,867,588
     Notes receivable                                                                  356,828                   377,867
     Deferred loan costs                                                             1,197,627                 1,393,741
     Other receivable                                                                  289,915                   375,036
     Deferred tax asset                                                              2,239,647                 4,140,846
     Other                                                                             464,144                   105,310
                                                                              ----------------------  -----------------------
                                                                                     4,548,161                17,260,388
                                                                              ----------------------  -----------------------
TOTAL ASSETS                                                                     $ 117,475,348             $ 123,701,169
                                                                              ======================  =======================

NOTES PAYABLE
     Liabilities of discontinued operations                                      $           -             $  13,681,491
     Construction loans                                                             23,084,321                19,438,919
     Mortgage loans                                                                 71,077,669                70,340,145
                                                                              ----------------------  -----------------------
                                                                                    94,161,990               103,460,555

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accrued interest                                                                  584,114                   694,166
     Accrued property taxes                                                            385,403                   563,816
     Deferred revenue                                                                        -                    28,747
     Construction retainage                                                          1,559,433                 1,431,717
     Payables and accrued liabilities                                                1,899,371                 1,774,708
                                                                              ----------------------  -----------------------
                                                                                     4,428,321                 4,493,154

STOCKHOLDERS' EQUITY
     Common stock, at $1 stated value, 2,739,685 and 2,714,086 shares issued
          and outstanding at June 30, 2002 and December 31, 2001, respectively       2,739,685                 2,714,086
     Capital surplus                                                                 9,891,262                 9,686,018
     Unamortized compensation                                                       (1,730,782)               (1,725,590)
     Cumulative undistributed net earnings                                           8,341,510                 5,245,288
     Receivable from ESOP                                                             (356,638)                 (172,342)
                                                                              ----------------------  -----------------------
                                                                                    18,885,037                15,747,460
                                                                              ----------------------  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 117,475,348             $ 123,701,169
                                                                              ======================  =======================

The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three months ended June 30,        Six months ended June 30,
                                                                 --------------------------------- ---------------------------------
INCOME                                                                 2002             2001             2002             2001
                                                                 ---------------- ---------------- ---------------- ----------------
Rental income                                                       $ 4,105,140      $ 4,148,431      $ 8,089,769     $ 8,220,461
Royalty income                                                          150,609          159,136          274,029         277,904
Interest income                                                          16,342           38,533           30,394          97,922
Management fees                                                          94,276          126,907          203,184         218,884
Development fees                                                         12,000                -          112,000          20,000
Sale of condominium                                                     561,836          200,000          561,836         502,000
Sale of land                                                                  -                -           98,742               -
Sale of mitigation credits                                              126,961                -          126,961
Other income                                                             (8,712)          31,828          (20,228)         31,828
                                                                 ---------------- ---------------- ---------------- ----------------
                                                                      5,058,452        4,704,835        9,476,687       9,368,999
EXPENSES
Rental expense                                                        1,625,255        1,585,258        2,979,650       3,036,457
Cost of condominium sold                                                500,325          174,890          500,325         438,127
Interest expense                                                      1,400,959        1,536,465        2,785,612       3,026,640
Depreciation                                                            671,345          606,452        1,342,692       1,211,456
Amortization                                                             30,396           21,033           49,557          42,065
General and administrative expense                                    1,027,730          870,721        2,106,914       1,738,405
                                                                 ---------------- ---------------- ---------------- ----------------
                                                                      5,256,010        4,794,819        9,764,750       9,493,150
                                                                 ---------------- ---------------- ---------------- ----------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                           (197,558)         (89,984)        (288,063)       (124,151)

Income tax benefit                                                      (71,334)         (37,964)        (105,699)        (50,940)
                                                                 ---------------- ---------------- ---------------- ----------------

LOSS FROM CONTINUING OPERATIONS                                        (126,224)         (52,020)        (182,364)        (73,211)

Income from apartments sold, net of an income tax expense of
     $35,375 for the second quarter 2001 and $22,947 and $61,551
     for the first six months in 2002 and 2001, respectively                  -           57,790           37,488         100,553
Gain from sale of apartments, net of $1,983,951 in income taxes               -                -        3,241,099               -
                                                                 ---------------- ---------------- ---------------- ----------------
INCOME FROM DISCONTINUED OPERATIONS                                           -           57,790        3,278,587         100,553

NET (LOSS) INCOME                                                   $  (126,224)     $     5,770      $ 3,096,223     $    27,342
                                                                 ================ ================ ================ ================

WEIGHTED AVERAGE COMMON SHARES                                        2,351,806        2,282,053        2,350,606       2,280,853

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE
                                                                    $     (0.05)     $     (0.03)     $     (0.07)    $     (0.03)

EARNINGS FROM DISCONTINUED OPERATIONS PER COMMON SHARE
                                                                    $      0.00      $      0.03      $      1.39     $      0.04

(LOSS) EARNINGS PER COMMON SHARE                                    $     (0.05)     $      0.00      $      1.32     $      0.01

The accompanying notes are an integral part of these consolidated income statements.

Form 10-Q - Part I Financial Information
Item 1- Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Six months ended June 30,
                                                                         ------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:                                   2002                2001
                                                                         -----------------  -----------------
       Net income                                                          $  3,096,223        $    27,342
       Adjustments to reconcile net income to net cash from operations:
       Income from discontinued operations, net of taxes                     (3,278,587)          (100,553)
       Deferred income tax benefit                                             (105,699)           (50,940)
       Cost of condominium sold                                                 500,325            438,127
       Gain on sale real property and land                                      (98,742)                 -
       Depreciation and amortization expense                                  1,392,249          1,253,521
       Amortization of compensation element of restricted stock grants          179,152            161,771
       Increase in other assets                                                (347,518)          (183,015)
       (Decrease) increase in net payables and liabilities                      (56,788)           198,784
                                                                         -----------------  -----------------
            Net cash provided by operating activities                         1,280,615          1,739,267

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for development                                          (5,851,362)        (7,197,470)
       Sale (purchase) of real property and land                                102,600         (1,336,849)
       Capitalized costs, improvements and replacements                      (1,201,493)          (888,735)
       (Increase) decrease in receivable from ESOP                             (184,296)           248,040
       Distributions from joint ventures                                         54,849                  -
       Payments received on notes receivable                                     21,039             34,525
                                                                         -----------------  -----------------
            Net cash used in investing activities                            (7,058,663)        (9,140,489)

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from term loan                                                        -          2,525,862
       Proceeds from construction loans                                       3,645,402          4,613,775
       Repayment of line of credit                                                    -         (1,500,000)
       Proceeds from mortgage loan                                            1,070,000                  -
       Repayments of mortgage loans                                            (332,476)          (319,531)
       Increase in deferred loan costs                                          (11,039)           (75,000)
       (Increase) decrease in escrows                                          (159,508)            11,101
                                                                         -----------------  -----------------
             Net cash provided by financing activities                        4,212,379          5,256,207

       CASH FLOWS FROM DISCONTINUED OPERATIONS                                2,830,319            275,492

       NET INCREASE (DECREASE) IN CASH                                        1,264,650         (1,869,523)

       CASH AT BEGINNING OF PERIOD                                            3,601,636          4,452,189
                                                                         -----------------  ----------------
       CASH AT END OF PERIOD                                               $  4,866,286        $ 2,582,666
                                                                         =================  =================

       Interest paid:                                                      $  3,819,073        $ 3,982,034
       Income taxes paid:                                                  $          -        $         -

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

2. Basis of Presentation

          The consolidated financial statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2002 and results of operations for the three and six month periods ended June 30, 2002. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. Certain information and disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; the Company believes that the disclosures herein are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the audited financial statements and notes included in Merry Land's latest annual report on Form 10K for the fiscal year ended December 31, 2001.

3. Discontinued Operations

          On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. As a result of the sales, the company's financial statements have been prepared with these two community's net assets, results of operations, cash flows, and their gain from sale isolated and shown as "discontinued operations". All historical statements have been restated to conform to this presentation in accordance with statement of Financial Accounting Standard No. 144.

          Summarized financial information for the discontinued operations is as follows:

                                               Three months ending June 30,        Six months ending June 30,
                                               ----------------------------   ---------------------------------------
                                                           2001                      2002                2001
                                               ----------------------------   ------------------  -------------------
Rental income                                         $   729,618               $  566,441          $  1,428,991
Operating expenses                                       (260,109)               (261,325)             (519,514)
Depreciation                                              (96,147)                (33,405)             (192,295)
                                               ----------------------------   ------------------  -------------------
Operating income                                          373,362                 271,711               717,182
Interest expense                                         (274,642)               (207,573)             (543,969)
Amortization expense                                       (5,555)                 (3,703)              (11,109)
                                               ----------------------------   ------------------  -------------------
Income before taxes                                        93,165                  60,435               162,104
Income tax expense                                        (35,375)                (22,947)              (61,551)
                                               ----------------------------   ------------------  -------------------
Net income                                            $    57,790              $   37,488          $    100,553
                                               ============================   ==================  ===================

                                                    December 31, 2001
                                               ----------------------------
Apartments                                            $13,078,721
Accumulated depreciation                               (2,211,133)
Mortgage debt                                         (13,681,491)
                                               ----------------------------                                                             ---------------------
Net liabilities of discontinued operations            $(2,813,903)
                                               ============================

          In August 2001, Merry Land sold the 248 unit Woodcrest apartment community. This former community is not included as part of discontinued operations. The community’s net operating income after depreciation for the first six months of 2001 was $448 thousand on gross rents of $784 thousand and operating expense excluding depreciation of $272 thousand.

4. Assets Held for Sale

          Merry Land presently has under contract Summit Place, an apartment community the company considers to have less opportunity for growth than our remaining communities. However, there can be no assurance that this transaction will be consummated. The community’s net operating income after depreciation for the first six months in 2002 was $363 thousand on gross rents of $754 thousand and operating expense excluding depreciation of $301 thousand. Its $6.7 million net book value is less than the projected sales price less closing costs.

5. Earnings Per Share and Share Information

          Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding unvested shares issued to employees under our Management Incentive Plan. As Merry Land had losses from continuing operations for all periods presented, all stock equivalents were considered to be antidilutive and excluded from weighted shares outstanding.

          The potential dilutive stock equivalent excluded when calculating weighted average shares outstanding is as follows:

                                               Three months ended June 30,         Six months ended June 30,
                                             -------------------------------  -----------------------------------
                                                  2002            2001              2002               2001
                                             --------------  ---------------  ----------------  -----------------
        Dilutive potential common shares        2,570,753       2,446,093         2,534,259          2,434,348
                                             --------------  ---------------  ----------------  -----------------

6. Segment Information

          Merry Land has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10K of the year ended December 31, 2001 as modified to conform with SFAS No. 144.

                                                              Commercial    Third Party
Three months ending June 30, 2002           Apartments         and Land      Services       Corporate      Consolidated
                                          ---------------  -------------  -------------  -------------  ---------------
Real estate rental revenue                 $  3,981,015    $   124,089     $        -     $         -    $   4,105,104
Real estate expense                          (1,547,749)       (76,207)             -               -       (1,623,956)
Depreciation and amortization                  (580,616)       (52,127)             -         (68,998)        (701,741)
                                          ---------------  -------------  -------------  -------------  ---------------
Income from real estate                       1,852,650         (4,245)             -         (68,998)       1,779,407
Other income                                          -        351,081         94,276           3,513          448,870
                                          ---------------  -------------  -------------  -------------  ---------------
Segment income                                1,852,650        346,836         94,276         (65,485)       2,228,277
Interest expense                                      -              -              -      (1,460,417)      (1,460,417)
General and administrative                     (256,424)      (113,780)      (141,336)       (516,190)      (1,027,730)
                                          ---------------  -------------  -------------  -------------  ---------------
Income before taxes                           1,596,226        233,056        (47,060)     (2,042,092)        (259,870)
Income tax benefit                                    -              -              -          94,994           94,994
                                          ---------------  -------------  -------------  -------------  ---------------
Income from continuing operations             1,596,226        233,056        (47,060)     (1,947,098)       (164,876)
Income from discontinued operations             (24,975)             -              -          63,627          38,652
                                          ---------------  -------------  -------------  -------------  ---------------
Net income                                 $  1,571,251    $   233,056     $  (47,060)    $(1,883,471)   $   (126,224)
                                          ===============  =============  =============  =============  ===============
Capital investments                        $    238,157    $ 3,363,180     $        -     $    21,471    $  3,622,808
                                          ===============  =============  =============  =============  ===============
Total real estate assets                   $ 78,782,797    $26,745,929     $        -     $   185,988    $105,714,714
                                          ===============  =============  =============  =============  ===============

                                                             Commercial    Third Party
Three months ending June 30, 2001           Apartments        and Land       Services       Corporate      Consolidated
                                          ---------------  -------------  -------------  -------------  ---------------
Real estate rental revenue                 $  4,077,541    $    70,890     $        -     $         -    $  4,148,431
Real estate expense                          (1,482,731)      (102,527)             -               -      (1,585,258)
Depreciation and amortization                  (514,275)       (52,127)             -         (61,083)       (627,485)
                                          ---------------  -------------  -------------  -------------  ---------------
Income from real estate                       2,080,535        (83,764)             -         (61,083)      1,935,688
Other income                                     35,000        184,246        126,907          35,360         381,513
                                          ---------------  -------------  -------------  -------------  ---------------
Segment income                                2,115,535        100,482        126,907         (25,723)      2,317,201
Interest expense                                      -              -              -      (1,536,465)     (1,536,465)
General and administrative                     (140,395)       (91,343)      (140,791)       (498,192)       (870,721)
                                          ---------------  -------------  -------------  -------------  ---------------
Income before taxes                           1,975,140          9,139        (13,884)     (2,060,380)        (89,985)
Income tax benefit                                    -              -              -          37,964          37,964
                                          ---------------  -------------  -------------  -------------  ---------------
Income from continuing operations             1,975,140          9,139        (13,884)     (2,022,416)        (52,021)
Income from discontinued operations             373,361              -              -        (315,570)         57,791
                                          ---------------  -------------  -------------  -------------  ---------------
Net income                                 $  2,348,501    $     9,139     $  (13,884)    $(2,337,986)   $      5,770
                                          ===============  =============  =============  =============  ===============
Capital investments                        $    359,369    $ 3,662,232     $        -     $     6,593    $  4,028,194
                                          ===============  =============  =============  =============  ===============
Total real estate assets                   $  1,520,687    $ 1,986,964     $        -     $   (33,458)   $  3,474,193
                                          ===============  =============  =============  =============  ===============

                                                             Commercial    Third Party
Six months ending June 30, 2002             Apartments        and Land       Services       Corporate      Consolidated
                                          ---------------  -------------  -------------  -------------  ---------------
Real estate rental revenue                 $  7,897,731    $   192,038     $        -     $         -    $  8,089,769
Real estate expense                          (2,833,311)      (146,339)             -               -      (2,979,650)
Depreciation and amortization                (1,161,233)      (104,254)             -        (126,762)     (1,392,249)
                                          ---------------  -------------  -------------  -------------  ---------------
Income from real estate                       3,903,187        (58,555)             -        (126,762)      3,717,870
Other income                                          -        673,243        203,184          10,166         886,593
                                          ---------------  -------------  -------------  -------------  ---------------
Segment income                                3,903,187        614,688        203,184        (116,596)      4,604,463
Interest expense                                      -              -              -      (2,785,612)     (2,785,612)
General and administrative                     (542,500)      (208,632)      (326,916)     (1,028,866)     (2,106,914)
                                          ---------------  -------------  -------------  -------------  ---------------
Income before taxes                           3,360,687        406,056       (123,732)     (3,931,074)       (288,063)
Income tax benefit                                    -              -              -         105,699         105,699
                                          ---------------  -------------  -------------  -------------  ---------------
Income from continuing operations             3,360,687        406,056       (123,732)     (3,825,375)       (182,364)
Income from discontinued operations           5,496,761              -              -      (2,218,174)      3,278,587
                                          ---------------  -------------  -------------  -------------  ---------------
Net income                                 $  8,857,448    $   406,056     $ (123,732)    $(6,043,549)   $  3,096,223
                                          ===============  =============  =============  =============  ===============
Capital investments                        $    376,097    $ 6,655,085     $        -     $    21,673    $  7,052,855
                                          ===============  =============  =============  =============  ===============
Total real estate assets                   $ 78,782,797    $26,745,929     $        -     $   185,988    $105,714,714
                                          ===============  =============  =============  =============  ===============

                                                             Commercial    Third Party
Six months ending June 30, 2001             Apartments        and Land       Services       Corporate     Consolidated
                                          ---------------  -------------  -------------  -------------  ---------------
Real estate rental revenue                 $  8,074,569    $   145,892     $        -     $         -    $  8,220,461
Real estate expense                          (2,844,276)      (192,181)             -               -      (3,036,457)
Depreciation and amortization                (1,028,549)      (104,254)             -        (120,718)     (1,253,521)
                                          ---------------  -------------  -------------  -------------  ---------------
Income from real estate                       4,201,745       (150,543)             -        (120,718)      3,930,483
Other income                                     35,000        361,777        218,884          94,749         710,410
                                          ---------------  -------------  -------------  -------------  ---------------
Segment income                                4,236,745        211,234        218,884         (25,969)      4,640,893
Interest expense                                      -              -              -      (3,026,640)     (3,026,640)
General and administrative                     (386,854)      (184,884)      (247,900)       (918,767)     (1,738,405)
                                          ---------------  -------------  -------------  -------------  ---------------
Income before taxes                           3,849,891         26,350        (29,016)     (3,971,376)       (124,152)
Income tax benefit                                    -              -              -          50,940          50,940
                                          ---------------  -------------  -------------  -------------  ---------------
Income from continuing operations             3,849,891         26,350        (29,016)     (3,920,436)        (73,212)
Income from discontinued operations             717,181              -              -        (616,627)        100,554
                                          ---------------  -------------  -------------  -------------  ---------------
Net income                                 $  4,567,072    $    26,350     $  (29,016)    $(4,537,063)   $     27,342
                                          ===============  =============  =============  =============  ===============
Capital investments                        $    707,374    $ 8,766,116     $        -     $    27,277    $  9,500,767
                                          ===============  =============  =============  =============  ===============
Total real estate assets                   $ 85,382,351    $22,772,857     $        -     $   281,315    $108,436,523
                                          ===============  =============  =============  =============  ===============

Form 10-Q - Part I. Financial Information
Item 2.

Merry Land Properties, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Recent Events

          As part of Merry Land's continuing program of disposing of properties that do not meet its investment criteria, we have agreed to sell Summit Place, a 226 unit apartment community in Charleston. This sale, if consummated, would result in a recognition of gain and a corresponding increase in our net book value, but would reduce net rental income generated from apartments until the proceeds could be reinvested in other income producing properties.

Apartments

          At June 30, 2002 Merry Land owned or had an interest in 2,043 apartment units in nine communities and 164 completed units from two communities under construction. These communities are described in the following table.

                                                                  Six months ended June 30,
                                                    --------------------------------------------------------
                                                       Average Occupancy (1)        Average Rental Rate (2)
                                                    --------------------------    --------------------------
                    Community               Units       2002           2001            2002          2001
         ------------------------------  ---------  ------------   -----------    ------------   -----------
         Wholly Owned Communities
         Quarterdeck                          230        94%            97%          $  778        $  774
         Summit Place                         226        95%            97%             545           562
         Waters Edge                          200        98%            96%             639           665
         Merritt at James Island (3)          139        87%           100%           1,034           969
         Windsor Place                        224        96%            97%             646           658
                                         ---------  ------------   -----------    ------------   -----------
           Total-Charleston                 1,019        95%            97%             705           685

         Greentree                            194        96%            97%             669           652
         Hammocks at Long Point               308        96%            97%             899           870
         Huntington                           147        98%            96%             677           665
         Merritt at Whitemarsh (4)             25         0%             -              907             -
         Marsh Cove                           188        96%            96%             785           738
                                         ---------  ------------   -----------    ------------   -----------
           Total-Savannah                     862        97%            96%             785           754

           Total-wholly owned               1,881        95%            97%          $  741        $  711

         Joint Venture Communities
         Cypress Cove (5)                     326        79%            98%          $  791        $  767
                                         ---------  ------------   -----------    ------------   -----------
           Total-joint venture                326        79%            98%          $  791        $  767

           Total-all                        2,207        93%            97%          $  748        $  719

(1) The average physical occupancy at each month end for the period held.
(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at June 30.
(3) Community under construction with 139 of the 230 total units placed in service.
(4) Community under construction with 25 of the 241 total units placed in service.
(5) Merry Land holds a 10% interest in this apartment community.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

          Rental Operations-All Apartments. The following table describes the operating performance of Merry Land's wholly owned apartment communities including both West Wind apartments and Magnolia Villa apartments which were sold in March 2002 and also Woodcrest apartments which was sold in August 2001. (Dollars in thousands, except average monthly rent)

                                                                                   Six months ended June 30,
                                                      %          Change from      ----------------------------
                                                   Change        2000 to 2001          2002           2001
                                                -------------- -----------------  -------------  -------------
         Rental income                               (11)%         $(1,040)          $ 8,464       $ 9,504

         Operating expenses                           (8)%            (269)            3,095         3,364
         Depreciation                                 (2)%             (26)            1,195         1,221
                                                -------------- -----------------  -------------  -------------
         Total expenses                               (6)%            (295)            4,290         4,585

         Operating income after depreciation         (15)%         $  (745)          $ 4,174       $ 4,919

         Average occupancy (1)                           -            (0.8)%            95.7%         96.5%
         Average monthly rent (2)                     4.3%         $    30           $   741       $   711
         Expense ratio (3)                               -             0.4%            35.0%         34.6%

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at June 30.
(3) Represents total operating expenses divided by rental revenues.

          Operating income after depreciation for the second quarter 2002 totaled $1.9 million, down $600 thousand from $2.5 million in 2001. In the second quarter of 2002, rental income decreased 17% to $4.0 million from $4.8 million in 2001 and operating expense decreased 11% to $1.5 million from $1.7 million. These decreases were primarily due to the sale of the three apartment communities but were offset by additional net income from the units placed in service at the Merritt at James Island development.

          Operating income after depreciation from both West Wind and Magnolia Villas totaled $271 thousand for the first six months in 2002 and $718 thousand, in 2001. Rental income for these two communities was $566 thousand in 2002 and $1.4 million in 2001. Operating income after depreciation from Woodcrest was $448 thousand for the first six months in 2001 on rental income of $784 thousand and operating expenses of $272 thousand.

          Construction continues slowly at Merritt at James Island in Charleston where we have received 175 of the 230 units at the end of July 2002. Construction on this $17.9 million community is expected to complete by fall and the demand for these units continues to be strong. Operating income after depreciation for the first six months in 2002 was $215 thousand on gross rents of $633 thousand and operating expenses of $266 thousand.

          Construction at Merritt at Whitemarsh Island in Savannah is moving along somewhat more rapidly, and we have recently received our clubhouse and 50 apartment units. The total construction cost will be approximately $19.8 million and should be completed by January 2003.

          Rental Operations-Same Store Apartments.The following table compares the performance of the 1,717 units of our eight wholly owned residential communities which we owned for the first six months of both 2002 and 2001. ("same store" results) (Dollars in thousands, except average monthly rent; see footnotes above)

                                                                                Six months ended June 30,
                                                    %         Change from    -------------------------------
                                                  Change      2001 to 2002        2002             2001
                                                ----------  ---------------  --------------  ---------------
         Rental income                             (0)%         $  (36)        $ 7,236          $ 7,272

         Personnel                                 (9)%            (70)            746              816
         Utilities                                (16)%            (35)            185              221
         Operating                                  9%             21             262              241
         Maintenance and grounds                    4%             21             530              509
         Taxes and insurance                       12%             84             812              728
         Depreciation                               5%             45           1,010              965
                                                ----------  ---------------  --------------  ---------------
         Total expenses                             2%             65           3,545            3,480

         Operating income after depreciation       (3)%         $ (101)        $ 3,691          $ 3,792

         Average occupancy (1)                      -             (0.3)%          96.3%            96.6%
         Average monthly rent (2)                   1%         $    7         $   715          $   709
         Expense ratio (3)                          -              0.6%          35.0%            34.6%

          Same store operating income before depreciation for the first six months in 2002 was down 1.2% on revenue decline of 0.5% and an increase in operating expenses by 0.8%. Occupancy at June 30, 2002 was 96.0%, down from 96.9% a year ago. We continue to feel the effects of a weakening national economy and reduced demand for apartments. Income growth is expected to remain modest for the rest of this year, with the higher insurance and operating costs offsetting gains from increased revenues later this year.

          Operating income for Charleston was down 2.8% on a revenue decrease of 1.7% and an increase in operating expenses by 0.2%. The decrease in revenue was due to a 1.8% decrease in average monthly rent and 0.5% drop in average occupancy.

          Operating income for Savannah remained flat on a revenue increase of 0.7% and operating expense increase of 1.4%. The average monthly rent increased by 3.6% while its average occupancy dropped 0.2%.

          Rental Operations-Commercial. The company owns three commercial properties in the Augusta area whose overall occupancy was approximately 80% at June 30, 2002. In March, we relocated our corporate offices from the Ellis Street office building to the newly renovated space in our Leonard Building, also in downtown Augusta.

          Operating income before depreciation was $73 thousand in 2002 compared to breakeven in 2001. The increase is primarily due to the new lease on our Ellis Street building.

          Land. We own 4,131 acres of unimproved land, of which 2,948 acres are subject to clay and sand mining leases. At the end of last year, we established a 392 acre wetlands mitigation bank within our 2,848 acre Brickyard Tract in Augusta, which permanently sets aside this area as a wildlife and ecological preserve. In the second quarter of 2002 we sold 95 of the 129 currently available mitigation credits for a total of $189 thousand; recognizing a gain of $126 thousand. Additional credits will become available for sale upon the completion of specified improvements to the property.

          Other land income, for the most part mineral royalties, was $283 thousand for the first six months in 2002 down slightly from $291 thousand in 2001.

          Property Management Fees. Management fee income decreased slightly in the first six months of 2002 to $203 thousand from $219 thousand the same period in 2001. The total units managed were 1,316 at the end of the second quarter 2002, down 745 units from 2,061 units in 2001.

          Development Fees. Development fee income was $112 thousand for the first half 2002, up from $20 thousand in 2001.

          Sale of Land. In January 2002, we sold a 5.7-acre tract of land from the Brickyard Tract in Augusta for $103 thousand, recognizing a pretax gain of $99 thousand.

          Sale of Condominium. We have sold six out of the seven condominium units at 214 Calhoun Street in Charleston; four units in 2001 and two units in the second quarter of 2002. Total sales proceeds have been $1.7 million, and we have recognized cumulative pretax gains of $283 thousand.

          Interest Expense. Total interest expense decreased $577 thousand to $3.0 million for the first six months in 2002, from $3.6 million in 2001. The increase in construction loan interest was more than offset by the increase in interest capitalized related to our developments and by the decrease in mortgage interest expense resulting from the sale of the Woodcrest apartments in August 2001 and both the West Wind Landing and Magnolia Villas apartments in March 2002. The term loan was paid off in December 2001. (Dollars in thousands for the following table)

                                                                                 Six months ended June 30,
                                                          Change from        ----------------------------------
                                                          2001 to 2002            2002                2001
                                                         ----------------    --------------      --------------
         Term loan                                          $  (67)            $     -             $    67
         Construction loans                                    385                 707                 322
         Mortgage loans                                       (277)              2,794               3,071
                                                         ----------------    --------------      --------------
         Total interest cost                                    41               3,501               3,460
         Capitalized for development                          (282)               (716)               (434)
                                                         ----------------    --------------      --------------
         Interest expense-continuing operations               (241)              2,785               3,026
         Mortgage loans-discontinued operations               (336)                208                 544
                                                         ----------------    --------------      --------------
         Total interest expense                             $ (577)            $ 2,993             $ 3,570

          General and Administrative Expenses. General and administrative expenses increased 21% to $2.1 million for the first six months of 2002 from $1.7 million in 2001 primarily due to a greater number of corporate employees and an increase in third party management costs.

          Loss From Continuing Operations Before Taxes. The loss from continuing operations before taxes increased to $288 thousand for the first six months in 2002 from a $124 thousand loss for 2001. While net rental income remained flat ( rental income less rental, depreciation and interest expense), the $226 thousand increase in gains from the sale of land and mitigation credits and the $76 thousand increase in development and management fee income were more than offset by the $368 thousand increase in corporate administrative expense and the $98 thousand decrease in interest and other income.

          Income From Discontinued Operations. On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. Their total cost was $13.1 million and they had a net book value of $10.9 million. Their total net income after interest and income taxes was $37 thousand and $101 thousand for the first six months in 2002 and 2001, respectively.

          Funds From Operations. For the first six months of 2002 funds from operations totaled $1.2 million down from $1.5 million in 2001. The reduction in FFO was due primarily to the sale of Woodcrest in August 2001 and both West Wind Landing and Magnolia Villas in March 2002. (Dollars in thousands)

                                                                             Six months ended June 30,
                                                                         ---------------------------------
                                                                             2002               2001
                                                                         -------------     ---------------

          Loss from continuing operations                                 $  (182)             $  (73)
          Add: depreciation of real estate owned                            1,303               1,177
          Add: tax benefit resulting from permanent difference in
               book and tax basis                                             104                  93
          Less: gain on sale of land, net of tax effect                       (61)                  -
                                                                         -------------     ---------------
               Funds from continuing operations                             1,164               1,197

         Income from discontinued operations                                3,278                 101
         Add: depreciation of real estate owned                                33                 192
         Less: gain on sale of apartments, net of tax effect               (3,241)                  -
                                                                         -------------     ---------------
         Funds from discontinued operations                                    70                 293

         Total funds from operations                                      $ 1,234              $1,490
                                                                         =============     ===============

         Weighted average common shares outstanding-
               Basic                                                        2,351               2,281
               Diluted                                                      2,534               2,434

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

          Financial Structure. We use debt to finance most of our acquisitions and development activities and, as a result, are a highly leveraged company. At June 30, 2002 total debt equaled 83% of total capitalization at cost and 78% of total capitalization with equity valued at market. (2,739,685 shares outstanding at the June 30, 2002 closing price of $9.96 per share). (Dollars in thousands)

                                        Equity at                     Equity at
                                           Book          % of           Market         % of
                                          Value          Total          Value          Total
                                      --------------  -----------  ---------------  ------------

          Construction loan              $ 23,084         20%          $ 23,084         19%
          Mortgage loans                   71,078         63%            71,078         59%
                                      --------------  -----------  ---------------  ------------
          Total debt                       94,162         83%            94,162         78%
          Common stock                     18,885         17%            27,287         22%
                                      --------------  -----------  ---------------  ------------
          Total capitalization           $113,047        100%          $121,449        100%
                                      ==============  ===========  ===============  ============

          Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, lines of credit, construction loans, and the possible sale of land, apartments, or other assets. Our primary short-term liquidity needs include operating expenses, capital improvements, and the completion of the Merritt at Whitemarsh and the Merritt at James Island development communities. A weak national economy might continue to affect cash generated by our stabilized communities.

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

          Cash Flows. Cash and cash equivalents totaled $4.9 million at June 30, 2002, up $1.3 million from $3.6 million at December 31, 2001. Net cash provided by continuing operations was $1.3 million but we used an additional $1.2 million for capital improvements on existing properties and for renovating our new corporate office. Merry Land also received $2.9 million as a result of the sale of West Wind and Magnolia Villas. We spent $1.5 million net of construction loans on the existing developments and acquired the Central Park development land for $825 thousand. We also received $102 thousand from the sale of clay land and a net $500 thousand from net mortgage loan proceeds and escrow repayments.

          Critical Accounting Policies. A critical accounting policy is one which is both important to the portrayal of a company's financial condition and results and requires significant judgment or complex estimation processes. As Merry Land is in the business of developing, owning and managing apartment properties, our critical accounting policies relate to cost capitalization, depreciation and amortization, and impairment of long-lived assets.

          We expense pre-development costs incurred on a potential project until it becomes probable that the project will go forward. After a project becomes probable, all subsequently incurred predevelopment costs are capitalized. If the decision is made to not commence development of a project that had been deemed probable, all previously capitalized predevelopment costs are expensed. Once development of the project commences, Merry Land capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to the project under development and construction based on the portion of the project which remains under construction.

          When a project is completed and placed in service, it is depreciated on a straight-line basis over its estimated useful life. Projects are depreciated over 5 to 50 years. As required by generally accepted accounting principles, Merry Land periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or there are other indicators of impairment. At June 30, 2002, Merry Land did not own any real estate assets that were impaired.

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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

                        At the company's Annual Meeting of Shareholders held April 18, 2002, the following vote totals were recorded:

                        1.     Election of Director: Shares voted - 2,425,850

	For	Against	Abstain
W. Tennent Houston	2,425,850	2,23,840	0

                        In addition to Mr. Houston, the following Directors continued in office following the meeting: Michael N. Thompson, Jefferson B.A. Knox, David
                        W. Cobb, and Stewart R. Speed.

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  (3.i)   Articles
                  of Incorporation, as amended by Articles of Amendment to Articles of
                  Incorporation re Series A Redeemable Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3(i) to the company’s Annual Report on Form
                  10-K filed March 31, 2000, file number 000-29778).

                  (3.ii)   By-laws,
                  as amended on January 28, 1999, (incorporated herein by reference to Exhibit
                  3(ii) of Item 14 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000).

                  (99.1)   Certification of Periodic Financial Report

         b.       The registrant filed no form 8K reports during the second quarter of 2002.

Form 10-Q - Merry Land Properties, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRY LAND PROPERTIES, INC.

/s/ Dorrie E. Green
    Dorrie E. Green
    Vice President and
    Chief Financial Officer

August 13, 2002