Form 10-Q
period 2002-09-30
MERRY LAND PROPERTIES INC
filed 2002-11-14
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended

September 30, 2002

Commission file number: 000-29778

Merry Land Properties, Inc.

State of Incorporation: Georgia	I.R.S. Employer Identification Number: 58-2412761

________________

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

The number of shares of common stock outstanding as of October 31, 2002 was 2,755,685.

Form 10-Q – Merry Land Properties, Inc.
Index

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Consolidated Balance Sheets – September 30, 2002 and December 31, 2001	3

Consolidated Statements of Income – three months ended September 30, 2002
and 2001 and nine months ended September 30, 2002 and 2001	4

Consolidated Statements of Cash Flows – nine months ended September 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20

Form 10-Q – Part I. Financial Information
Item 1 – Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited
                                                                               September 30, 2002      December 31, 2001
                                                                              ---------------------  --------------------
 ASSETS
      Real estate assets, at cost:
      Land held for mining, development and sale                                  $   4,188,573          $  4,658,330
      Apartments                                                                     97,807,330            78,844,915
      Apartments for sale                                                             7,270,331             7,078,875
      Commercial rental property                                                      3,337,473             2,564,034
      Furniture and equipment                                                         2,006,526             1,971,482
      Development in progress                                                        12,021,354            21,828,302
                                                                              ---------------------  --------------------
           Total cost                                                               126,631,587           116,945,938
      Accumulated depreciation and depletion                                        (18,721,207)          (16,492,470)
                                                                              ---------------------  --------------------
                                                                                    107,910,380           100,453,468

 INVESTMENT IN JOINT VENTURES                                                         1,570,199               421,932

 CASH AND CASH EQUIVALENTS                                                            2,862,500             3,601,636

 ESCROWED CASH                                                                        2,162,367             1,963,745

 OTHER ASSETS
      Assets of discontinued operations                                                       -            10,867,588
      Notes receivable                                                                  346,018               377,867
      Deferred loan costs                                                             1,381,023             1,393,741
      Other receivable                                                                  332,383               375,036
      Deferred tax asset                                                              2,382,373             4,140,846
      Other                                                                             308,597               105,310
                                                                              ---------------------  --------------------
                                                                                      4,750,394            17,260,388
                                                                              ---------------------  --------------------
 TOTAL ASSETS                                                                     $ 119,255,840          $123,701,169
                                                                              =====================  ====================

 NOTES PAYABLE
     Liabilities of discontinued operations                                       $           -          $ 13,681,491
     Construction loans                                                              24,848,452            19,438,919
     Mortgage loans                                                                  70,918,482            70,340,145
                                                                              ---------------------  --------------------
                                                                                     95,766,934           103,460,555

 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Accrued interest                                                                  600,217               694,166
      Accrued property taxes                                                            761,476               563,816
      Deferred revenue                                                                        -                28,747
      Construction retainage                                                          1,672,640             1,431,717
      Payables and accrued liabilities                                                1,721,259             1,774,708
                                                                              ---------------------  --------------------
                                                                                      4,755,592             4,493,154

 STOCKHOLDERS’ EQUITY
      Common stock, at $1 stated value, 2,755,685 and 2,714,086 shares issued
      and outstanding at September 30, 2002 and December 31, 2001, respectively       2,755,685             2,714,086
      Capital surplus                                                                10,024,062             9,686,018
      Unamortized compensation                                                       (1,786,675)           (1,725,590)
      Cumulative undistributed net earnings                                           8,098,318             5,245,288
      Receivable from ESOP                                                             (358,076)             (172,342)
                                                                              ---------------------  --------------------
                                                                                     18,733,314            15,747,460
                                                                              ---------------------  --------------------
 TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY                                       $ 119,255,840          $123,701,169
                                                                              =====================  ====================

The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q – Part I. Financial Information
Item 1 – Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                   Three months ended                Nine months ended
                                                                                      September 30,                    September 30,
                                                                              ------------------------------  -------------------------------
INCOME                                                                            2002             2001           2002             2001
                                                                              --------------  --------------  --------------  ---------------
Rental income                                                                  $ 3,869,728      $ 3,647,959    $ 11,205,317     $ 11,097,948
Royalty income                                                                     195,182          155,511         469,211          433,415
Interest income                                                                     17,678           21,358          48,072          119,280
Management fees                                                                    100,965          181,610         304,149          400,494
Development fees                                                                    12,000                -         124,000           20,000
Sale of condominiums                                                                     -          579,700         561,836        1,081,700
Gain on sale of apartments                                                               -        1,999,259               -        1,999,259
Gain on sale of land                                                                     -                -          98,742                -
Sale of mitigation credits                                                          49,250                -         176,211                -
Other income                                                                       129,311             (368)        109,129           31,460
                                                                              --------------  --------------  --------------  ---------------
                                                                                 4,374,114        6,585,029      13,096,667       15,183,556
EXPENSES
Rental expense                                                                   1,421,469        1,356,841       4,073,514        4,074,515
Cost of condominiums sold                                                                -          422,558         500,325          860,685
Interest expense                                                                 1,440,241        1,324,551       3,945,989        4,069,001
Depreciation                                                                       872,359          605,567       2,124,863        1,716,906
Amortization                                                                        27,003           17,823          73,161           56,489
General and administrative expense                                               1,010,014          990,865       3,116,929        2,729,273
                                                                              --------------  --------------  --------------  ---------------
                                                                                 4,771,086        4,718,205      13,834,781       13,506,869
                                                                              --------------  --------------  --------------  ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                                    (396,972)       1,866,824        (738,114)       1,676,687

Income tax benefit                                                                (146,906)         707,151        (272,777)         636,614
                                                                              --------------  --------------  --------------  ----------------

INCOME FROM CONTINUING OPERATIONS                                                 (250,066)       1,159,673        (465,337)       1,040,073

Income from apartments sold or held for sale, net of income tax expense of
     $4,202 and $76,677 for the third quarter 2002 and 2001, respectively
     and $24,168 and $110,677 for the first nine months in 2002 and 2001,            6,875          106,811          77,316          253,753
     respectively
Gain from sale of apartments, net of $1,983,923 in income taxes                          -                -       3,241,053                -
                                                                              --------------  --------------  --------------  ----------------
INCOME FROM DISCONTINUED OPERATIONS                                                  6,875          106,811       3,318,369          253,753

NET INCOME COMMON                                                              $  (243,191)     $ 1,266,484    $  2,853,032     $  1,293,826
                                                                              ==============  ==============  ==============  ================

WEIGHTED AVERAGE COMMON SHARES
     Basic                                                                       2,354,806        2,282,053       2,352,139        2,281,386
     Diluted                                                                     2,354,806        2,467,312       2,352,139        2,445,469

EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE
     Basic                                                                     $     (0.11)     $      0.51    $      (0.20)    $       0.46
     Diluted                                                                   $     (0.11)     $      0.47    $      (0.20)    $       0.43

EARNINGS FROM DISCONTINUED OPERATIONS PER COMMON SHARE
     Basic                                                                     $         -      $      0.05    $       1.41     $       0.11
     Diluted                                                                   $         -      $      0.04    $       1.41     $       0.10

EARNINGS PER COMMON SHARE
     Basic                                                                     $     (0.10)     $      0.55    $       1.21     $       0.57
     Diluted                                                                   $     (0.10)     $      0.51    $       1.21     $       0.53

The accompanying notes are an integral part of these statements.

Form 10-Q – Part I. Financial Information
Item 1 – Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine months ended September 30,
                                                                              ------------------------------------
                                                                                    2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                         ----------------    ----------------
Net income                                                                       $ 2,853,032        $ 1,293,826
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of taxes                                 (3,318,369)          (253,753)
Deferred income tax benefit                                                         (272,777)           636,614
Cost of condominium sold                                                             500,325            860,685
Gain on sale real property and land                                                  (98,742)        (1,999,259)
Depreciation and amortization expense                                              2,198,024          1,773,395
Amortization of compensation element of restricted stock grants                      272,059            242,949
Increase in other assets                                                            (203,287)          (165,553)
Increase in net payables and liabilities                                             141,197            607,361
                                                                              ----------------    ----------------
     Net cash provided by operating activities                                     2,071,462           2,996,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development                                                      (8,304,300)        (12,866,584)
Net sales and purchases of real property and land                                    102,600           6,544,242
Capitalized costs, improvements and replacements                                  (1,545,151)         (1,102,646)
(Increase) decrease in receivable from ESOP                                         (185,734)            240,830
(Investments in) distributions from joint ventures                                (1,148,267)             37,596
Payments received on notes receivable                                                 31,849              59,563
                                                                              ----------------    ----------------
     Net cash used in investing activities                                       (11,049,003)         (7,086,999)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from term loan                                                                    -             289,564
Proceeds from construction loans                                                   5,409,533           9,468,087
Repayment of line of credit                                                                -          (1,500,000)
Proceeds from mortgage loan                                                        1,070,000                   -
Repayments of mortgage loans                                                        (446,361)         (6,821,561)
Decrease in deferred loan costs                                                            -            (311,800)
(Increase) decrease in escrows                                                      (601,027)             79,534
                                                                              ----------------    ----------------
Net cash provided by financing activities                                          5,432,145           1,203,824

CASH FLOWS FROM DISCONTINUED OPERATIONS:                                           2,806,260             651,268

NET DECREASE IN CASH                                                             $  (739,136)       $ (2,235,642)

CASH AT BEGINNING OF PERIOD                                                      $ 3,601,636        $  4,452,189
                                                                              ----------------    ----------------
CASH AT END OF PERIOD                                                            $ 2,862,500        $  2,216,547
                                                                              ================    ================

Interest paid:                                                                   $ 5,616,951        $  6,020,957
Income taxes paid:                                                               $         -        $        487

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

2. Basis of Presentation

          The consolidated financial statements were prepared by Merry Land without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of its financial position as of September 30, 2002 and results of operations for the three and nine month periods ended September 30, 2002. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. Certain information and disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; Merry Land believes that the disclosures herein are adequate to make the information presented not misleading.

          These financial statements should be read in conjunction with the audited financial statements and notes included in Merry Land’s latest annual report on Form 10K for the fiscal year ended December 31, 2001.

3. Equity Investment in Joint Venture

          In September 2002, Merry Land invested $1.1 million to acquire a 35% interest in Merritt at Godley Station, LLC, a newly created joint venture with a third party investor. The joint venture purchased 51.9 acres located in Savannah, Georgia on which it plans to build up to 600 apartments in two phases in 2003. Merry Land has accounted for its investment under the equity method of accounting.

4. Discontinued Operations and Apartment for Sale

          On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. As a result of the sales, the company’s financial statements have been prepared with these two community’s net assets, results of operations, cash flows, and their gain from sale isolated and shown as "discontinued operations". All historical statements have been restated to conform to this presentation in accordance with statement of Financial Accounting Standard No. 144.

          Merry Land presently has under contract Summit Place, an apartment community the company considers to have less opportunity for growth than our remaining communities. Merry Land determined that Summit Place met the criteria for a qualifying disposition in accordance with Financial Accounting Standard No. 144. We reclassified its carrying amount to an apartment held for sale for all periods presented in the accompanying consolidated balance sheets. Additionally, its results of operations were reclassified as income from discontinued operations in the accompanying consolidated statements of income for the periods presented.

          Summit Place’s net operating income after depreciation for the first nine months in 2002 was $529 thousand on gross rents of $1.1 million and operating expense excluding depreciation of $463 thousand. Its $6.8 million net book value is less than the projected sales price less closing costs.

Summarized financial information for the discontinued operations and apartments held for sale are as follows:

                                         Three months ending September 30,        Nine months ending September 30,
                                      ----------------------------------------   -------------------------------------
                                            2002                  2001              2002                  2001
                                      ------------------     -----------------   ----------------     ----------------
   Rental income                          $  341,600            $ 1,127,968        $ 1,662,221          $ 3,327,431
   Operating expenses                       (174,140)              (401,663)          (763,070)          (1,242,447)
   Depreciation                              (13,685)              (119,285)          (137,278)            (411,697)
                                      ------------------     -----------------   ----------------     ----------------
   Operating income                          153,775                607,020            761,873            1,673,287
   Interest expense                         (140,992)              (416,288)          (628,429)          (1,242,447)
   Amortization expense                       (1,700)                (7,254)            (8,801)             (21,760)
                                      ------------------     -----------------   ----------------     ----------------
   Income before taxes                        11,083                183,478            124,643              409,080
   Income tax expense                         (4,208)               (76,667)           (47,327)            (155,328)
                                      ------------------     -----------------   ----------------     ----------------
   Net income after taxes                 $    6,875            $   106,811        $    77,316          $   253,752
                                      ==================     =================   ================     ================

                                      September 30, 2002     December 31, 2001
                                      ------------------     -----------------
   Apartments sold or held for sale       $7,270,331            $20,197,114
   Accumulated depreciation                 (500,321)            (2,607,581)
                                      ------------------     -----------------
        Net book value                     6,770,010             17,589,533
   Mortgage debt                          (6,913,250)           (20,640,043)
                                      ------------------     -----------------
        Net liabilities                   $ (143,240)           $(3,050,510)
                                      ==================     =================

          In August 2001, Merry Land sold the 248 unit Woodcrest apartment community. This former community is not included as part of discontinued operations. The community's net operating income after depreciation for the first nine months of 2001 was $513 thousand on gross rents of $985 thousand and operating expense excluding depreciation of $365 thousand. Interest expense was $314 thousand for this period.

5. Earnings Per Share and Share Information

          Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding unvested shares issued to employees under our Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method. Since Merry Land had losses from continuing operations for both periods presented in 2002, all stock equivalents were antidilutive during this period and should be excluded from weighted shares outstanding.

          A reconciliation of the average outstanding shares used in the four calculations is as follows:

                                                    Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                   ------------------------------   ---------------------------------
                                                         2002             2001            2002              2001
                                                   ----------------  ------------   ----------------  ---------------
     Weighted average shares outstanding-basic        2,354,806        2,282,053       2,352,139          2,281,386
     Dilutive potential common shares                   205,758 (1)      185,259         190,889 (1)        164,083
                                                   ----------------   -----------   ----------------  ---------------
     Weighted average shares outstanding-diluted      2,560,564        2,467,312       2,543,028          2,445,469

           (1) Dilutive potential common shares not included because the company was in a loss position for the three and nine month periods ended September 30, 2002, respectively.

6. Segment Information

          Merry Land has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10K of the year ended December 31, 2001 as modified to conform with SFAS No. 144.

                                                             Commercial     Third Party
Three months ending September 30, 2002      Apartments        and Land        Services        Corporate      Consolidated
                                          ----------------  ------------  --------------  --------------  ----------------
Real estate rental revenue                 $  3,739,520     $   130,208     $        -      $         -    $  3,869,728
Real estate expense                          (1,350,204)        (71,265)             -                -      (1,421,469)
Depreciation and amortization                  (743,462)        (93,693)             -          (62,207)       (899,362)
                                          ----------------  ------------  --------------  --------------  ----------------
Income from real estate                       1,645,853         (34,750)             -          (62,207)      1,548,895
Other income                                          -         256,432        100,965          146,990         504,387
                                          ----------------  ------------  --------------  --------------  ----------------
Segment income                                1,645,853         221,682        100,965           84,783       2,053,282
Interest expense                                      -               -              -       (1,440,241)     (1,440,241)
General and administrative                     (252,131)       (127,603)      (158,096)        (472,184)     (1,010,014)
                                          ----------------  ------------  --------------  --------------  ----------------
Income before taxes                           1,393,722          94,079        (57,131)      (1,827,642)       (396,972)
Income tax benefit                                    -               -              -          146,906         146,906

Net income-continuing operations              1,393,722          94,079        (57,131)      (1,680,736)       (250,066)
Income-discontinued operations                  152,075               -              -         (145,200)          6,875
                                          ----------------  ------------  --------------  --------------  ----------------
Net income                                 $  1,545,797     $    94,079     $  (57,131)     $(1,825,936)   $   (243,191)
                                          ================  ============  ==============  ==============  ================
Capital investments                        $ (6,306,032)    $ 2,492,068     $        -      $    13,371    $  3,800,593
                                          ================  ============  ==============  ==============  ================
Total real estate assets                   $ 89,194,093     $18,555,532     $        -      $   160,755    $107,910,380
                                          ================  ============  ==============  ==============  ================

                                                             Commercial     Third Party
Three months ending September 30, 2001      Apartments        and Land        Services        Corporate      Consolidated
                                          ----------------  ------------  --------------  --------------  ----------------
Real estate rental revenue                 $  3,587,187     $    60,772     $        -      $         -    $  3,647,959
Real estate expense                          (1,271,734)        (85,107)             -                -      (1,356,841)
Depreciation and amortization                  (517,513)        (52,127)             -          (53,750)       (623,390)
                                          ----------------  ------------  --------------  --------------  ----------------
Income from real estate                       1,797,940         (76,462)             -          (53,750)      1,667,728
Other income                                  1,999,284         312,653        181,610           20,966       2,514,513
                                          ----------------  ------------  --------------  --------------  ----------------
Segment income                                3,797,224         236,191        181,610          (32,784)      4,182,241
Interest expense                                      -               -              -       (1,324,551)     (1,324,551)
General and administrative                     (299,871)       (104,302)      (261,387)        (325,306)       (990,866)
                                          ----------------  ------------  --------------  --------------  ----------------
Income before taxes                           3,497,353         131,889        (79,777)      (1,682,641)      1,866,824
Income tax benefit                                    -               -              -         (707,151)       (707,151)
                                          ----------------  ------------  --------------  --------------  ----------------
Net income-continuing operations              3,497,353         131,889        (79,777)      (2,389,792)      1,159,673
Income-discontinued operations                  607,932               -              -         (501,121)        106,811
                                          ----------------  ------------  --------------  --------------  ----------------
 Net income                                $  4,105,285     $   131,889     $  (79,777)     $(2,890,913)   $  1,266,484
                                          ================  ============  ==============  ==============  ================
Capital investments                        $    105,011     $ 4,429,016     $        -      $    20,994    $  4,555,021
                                          ================  ============  ==============  ==============  ================
Total real estate assets                   $ 81,698,693     $25,951,164     $        -      $   262,983    $107,912,840
                                          ================  ============  ==============  ==============  ================

                                                             Commercial     Third Party
Nine months ending September 30, 2002       Apartments        and Land        Services        Corporate      Consolidated
                                          ----------------  ------------  --------------  --------------  ----------------
Real estate rental revenue                 $ 10,883,071     $   322,246     $        -      $         -    $ 11,205,317
Real estate expense                          (3,855,910)       (217,604)             -                -      (4,073,514)
Depreciation and amortization                (1,811,108)       (197,947)             -         (188,969)     (2,198,024)
                                          ----------------  ------------  --------------  --------------  ----------------
Income from real estate                       5,216,053         (93,305)             -         (188,969)      4,933,778
Other income                                          -         929,675        304,149          157,201       1,391,025
                                          ----------------  ------------  --------------  --------------  ----------------
Segment income                                5,216,053         836,370        304,149          (31,768)      6,324,803
Interest expense                                      -               -              -       (3,945,989)     (3,945,989)
General and administrative                     (794,632)       (336,235)      (485,011)      (1,501,051)     (3,116,929)
                                          ----------------  ------------  --------------  --------------  ----------------
Income before taxes                           4,421,421         500,135       (180,862)      (5,478,808)       (738,116)
Income tax benefit                                    -               -              -          272,778         272,778
                                          ----------------  ------------  --------------  --------------  ----------------
Income from continuing operations             4,421,421         500,135       (180,862)      (5,206,030)       (465,337)
Income from discontinued operations           5,986,849               -              -       (2,668,480)      3,318,369
                                          ----------------  ------------  --------------  --------------  ----------------
Net income                                 $ 10,408,270     $   500,135     $ (180,862)     $(7,874,510)   $  2,853,032
                                          ================  ============  ==============  ==============  ================
Capital investments                        $ (5,929,935)    $ 9,147,153     $        -      $    35,044    $  3,252,262
                                          ================  ============  ==============  ==============  ================
Total real estate assets                   $ 89,194,093     $18,555,532     $        -      $   160,755    $107,910,380
                                          ================  ============  ==============  ==============  ================

                                                             Commercial     Third Party
Nine months ending September 30, 2001       Apartments        and Land       Services        Corporate      Consolidated
                                          ----------------  ------------  --------------  --------------  ----------------
Real estate rental revenue                 $ 10,891,284     $   206,664     $        -      $         -    $ 11,097,948
Real estate expense                          (3,797,227)       (277,288)             -                -      (4,074,515)
Depreciation and amortization                (1,442,546)       (156,381)             -         (174,468)     (1,773,395)
                                          ----------------  ------------  --------------  --------------  ----------------
Income from real estate                       5,651,511        (227,005)             -         (174,468)      5,250,038
Other income                                  2,034,284         674,430        400,494          115,715       3,224,923
                                          ----------------  ------------  --------------  --------------  ----------------
Segment income                                7,685,795         447,425        400,494          (58,753)      8,474,961
Interest expense                                      -               -              -       (4,069,001)     (4,069,001)
General and administrative                     (686,725)       (289,186)      (509,287)      (1,244,074)     (2,729,272)
                                          ----------------  ------------  --------------  --------------  ----------------
Income before taxes                           6,999,070         158,239       (108,793)      (5,371,828)      1,676,688
Income tax benefit                                    -               -              -         (636,614)       (636,614)
                                          ----------------  ------------  --------------  --------------  ----------------
Income from continuing operations             6,999,070         158,239       (108,793)      (6,008,443)      1,040,073
Income from discontinued operations           1,673,287               -              -       (1,419,534)        253,753
                                          ----------------  ------------  --------------  --------------  ----------------

Net income                                 $  8,672,357     $   158,239     $ (108,793)     $(7,427,977)   $  1,293,826
                                          ================  ============  ==============  ==============  ================
Capital investments                        $    812,385     $13,195,132     $        -      $    48,271    $ 14,055,788
                                          ================  ============  ==============  ==============  ================
Total real estate assets                   $ 81,698,693     $25,951,164     $        -      $   262,983    $107,912,840
                                          ================  ============  ==============  ==============  ================

Form 10-Q – Part I. Financial Information
Item 2.

Merry Land Properties, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Recent Events

          In September, Merry Land invested $1.1 million to acquire a 35% ownership interest in a newly created joint venture, Merritt At Godley Station, LLC, with a third party investor. The joint venture purchased 51.9 acres located in Savannah, Georgia on which it plans to build approximately 600 apartment units. We expect to start construction next year on the first of two phases.

          In October, Merry Land purchased three acres of land to add to the eight acre parcel on Central Park Boulevard which we acquired earlier this year in the James Island submarket of Charleston. The cost of the eleven acres is approximately $1.2 million. We plan to begin construction on about 200 apartment units at this location next year.

          As part of Merry Land’s continuing program of disposing of properties that do not meet its investment criteria, we have agreed to sell Summit Place, a 226 unit apartment community in Charleston. This sale, if consummated, would result in a recognition of gain and a corresponding increase in our net book value, but would reduce net rental income generated from apartments until the proceeds could be reinvested in other income producing properties. The prospective buyer is working to assume the outstanding mortgage financing.

Apartments

          At September 30, 2002 Merry Land owned or had an interest in 2,043 apartment units in nine communities and 306 completed units from two communities under construction. These communities are described in the following table.

                                                                Nine months ended September 30,
                                                     ---------------------------------------------------------
                                                      Average Occupancy (1)         Average Rental Rate (2)
                                                    --------------------------    ---------------------------
          Community                        Units        2002          2001            2002            2001
                                         ---------  ------------   -----------    -------------   -----------
         Wholly Owned Communities
         Merritt at James Island (3)          230        78%            23%          $1,057           $985
         Quarterdeck                          230        96%            97%             777            785
         Summit Place                         226        96%            96%             548            568
         Waters Edge                          200        97%            97%             644            668
         Windsor Place                        224        96%            96%             648            665
                                         ---------  ------------   -----------    -------------   -----------
           Total-Charleston                 1,110        93%            81%             738            737

         Greentree                            194        95%            96%             668            659
         Hammocks at Long Point               308        95%            97%             883            883
         Huntington                           147        97%            97%             678            669
         Marsh Cove                           188        96%            97%             761            746
         Merritt at Whitemarsh (4)            241        20%             -            1,059              -
                                         ---------  ------------   -----------    -------------   -----------
           Total-Savannah                   1,078        79%            97%             834            763

           Total-wholly owned               2,188        86%            88%          $  786           $748

         Joint Venture Communities
         Cypress Cove (5)                     326        85%            96%          $  795           $781
                                         ---------  ------------   -----------    -------------   -----------
           Total-joint venture                326        85%            96%          $  795           $781

           Total-all                        2,514        86%            89%          $  787           $753

(1) The average physical occupancy at each month end for the period held.
(2) The weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at September 30.
(3) Community under construction with 212 of the 230 total units placed in service at September 30, 2002.
(4) Community under construction with 94 of the 241 total units placed in service at September 30,2002.
(5) Merry Land holds a 10% interest in this apartment community.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

          Rental Operations-All Apartments. The following table describes the operating performance of Merry Land’s wholly owned apartment communities including both West Wind apartments and Magnolia Villa apartments which were sold in March 2002 and also Woodcrest apartments which was sold in August 2001. (Dollars in thousands, except average monthly rent)

                                                                              Nine months ended September 30,
                                                      %          Change from     -----------------------------------
                                                   Change        2001 to 2002          2002              2001
                                                -------------- ----------------- -----------------  ----------------
         Rental income                               (12)%          $(1,674)         $12,545           $ 14,219

         Operating expenses                           (8)%             (421)           4,619              5,040
         Depreciation                                  5%               94            1,948              1,854
                                                -------------- ----------------- -----------------  ----------------
         Total expenses                               (5)%             (327)           6,567              6,894

         Operating income after depreciation         (18)%          $(1,347)         $ 5,978            $ 7,325

         Average occupancy (1)                           -             (3.8)%           92.9%              96.7%
         Average monthly rent (2)                     4.3%          $    31          $   757            $   726
         Expense ratio (3)                               -              1.4%             37%                35%

(1) Represents the average physical occupancy at each month end for the period held.
(2) Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at September 30
(3) Represents total operating expenses divided by rental revenues.

          Operating income after depreciation for the third quarter 2002 totaled $1.8 million, down $603 thousand from $2.4 million in 2001. In the third quarter of 2002, rental income decreased 13% to $4.1 million from $4.7 million in 2001 and operating expense decreased 9% to $1.5 million from $1.7 million. These decreases were primarily due to the sale of the three apartment communities but were offset by additional net income from the units placed in service at the Merritt at James Island and Merritt at Whitemarshdevelopments.

          Construction on the Merritt at James Island in Charleston has drawn to a close with the last building being delivered in November 2002. The total construction cost on the 230 unit development is approximately $17.9 million. Operating income after depreciation for the first nine months in 2002 was $342 thousand on gross rents of $1.1 million and operating expenses of $412 thousand.

          Construction has been completed on 114 of the 241 total units at Merritt at Whitemarsh in Savannah. The total construction cost will be approximately $19.8 million and should be completed by the second quarter 2003. The operating loss after depreciation for the first nine months in 2002 was $117 thousand on gross rents of $789 thousand and operating expenses of $122 thousand.

          Operating income after depreciation from both West Wind and Magnolia Villas totaled $275 thousand for the first nine months in 2002 and $1.1 million in 2001. Rental income for these two communities was $566 thousand in 2002 and $2.2 million in 2001.

Operating income after depreciation from Woodcrest was $513 thousand for the first nine months in 2001 on rental income of $985 thousand and operating expenses of $365 thousand and operating expenses before depreciation was $259 thousand and $765 thousand respectively.

          Rental Operations-Same Store Apartments. The following table compares the performance of the 1,717 units of our eight wholly owned residential communities which we owned for the first nine months of both 2002 and 2001. ("same store" results) (Dollars in thousands, except average monthly rent; see footnotes above)

                                                                                 Nine months ended September 30,
                                                    %          Change from     -------------------------------------
                                                 Change       2001 to 2002           2002               2001
                                               ------------  ----------------  -----------------  ------------------
         Rental income                            (1.6)%          $(170)           $10,793             $10,963

         Personnel                                (6.8)%            (82)             1,121               1,203
         Utilities                                (9.2)%            (30)               297                 327
         Operating                                16.2%             58                415                 357
         Maintenance and grounds                  (1.1)%             (9)               796                 805
         Taxes and insurance                      10.8%            117              1,196               1,079
         Depreciation                              1.5%             22              1,487               1,465
                                               ------------  ----------------  -----------------  ------------------
         Total expenses                            1.5%             76              5,312               5,236

         Operating income after depreciation      (4.3)%          $(246)           $ 5,481             $ 5,727

         Average occupancy (1)                       -             (0.7)%             95.8%               96.5%
         Average monthly rent (2)                 (0.7)%          $  (5)           $   711             $   716
         Expense ratio (3)                           -              1.0%             35.4%               34.4%

          Same store operating income before depreciation for the first nine months in 2002 was down 3.1% on a revenue decline of 1.6% and an increase in operating expenses by 1.4%. For the third quarter, net operating income before depreciation was down 7.5% on 3.4% lower revenues and 4.6% higher expenses. Occupancy at September 30, 2002 was 94.6%, down from 97.0% a year ago. The higher expenses are primarily due to the increase in insurance premiums.

          Operating income before depreciation for the first nine months in 2002 for Charleston was down 5.9% on a revenue decrease of 2.7% and an increase in operating expenses by 3.4%. The decrease in revenue was primarily due to a 2.5% decrease in average monthly rent. Operating income before depreciation for Savannah remained flat on a 1.0% increase in average monthly rents and a 0.9% decrease in average occupancy.

          Our apartment markets are suffering through a difficult time as a struggling economy has slowed job growth while low interest rates have encouraged home ownership at the expense of apartment rentals. As a result occupancy has fallen and discounting of rents is prevalent. Conditions in our industry will improve when the economy begins to expand and when mortgage rates move up.

          Rental Operations-Commercial. The company owns three commercial properties in the Augusta area whose overall occupancy was approximately 80% at September 30, 2002. In March, we relocated our corporate offices from the Ellis Street office building to the newly renovated space in our Leonard Building, also in downtown Augusta.

          Operating income before depreciation was $146 thousand in 2002 compared to breakeven in 2001. The increase is primarily due to the new lease on our Ellis Street building.

          Land.We own 4,131 acres of unimproved land, of which 2,948 acres are subject to clay and sand mining leases. At the end of last year, we established a 392 acre wetlands mitigation bank within our 2,848 acre Brickyard Tract in Augusta, which permanently sets aside this area as a wildlife and ecological preserve. In the first nine months of 2002 we sold 124 of the 129 currently available mitigation credits for a total of $258 thousand; recognizing a gain of $176 thousand. Additional credits will become available for sale upon the completion of specified improvements to the property.

          Other land income, for the most part mineral royalties, was $423 thousand for the first nine months in 2002 up slightly from $374 thousand in 2001.

          Property Management Fees. Management fee income decreased in the first nine months of 2002 to $304 thousand from $401 thousand the same period in 2001. The total units managed were 1,476 at the end of the third quarter 2002, down 880 units from 2,356 units in 2001.

          Development Fees.Development fee income was $124 thousand for the first nine months 2002, up from $20 thousand in 2001.

          Sale of Land.In January 2002, we sold a 5.7-acre tract of land from the Brickyard Tract in Augusta for $103 thousand, recognizing a pretax gain of $99 thousand.

          Sale of Condominium.We have sold six out of the seven condominium units at 214 Calhoun Street in Charleston; four units in 2001 and two units in the second quarter of 2002. Total sales proceeds have been $1.7 million, and we have recognized cumulative pretax gains of $283 thousand. The pretax gain recognized in 2002 was $62 thousand.

          Interest Expense.Total interest expense decreased $718 thousand to $4.6 million for the first nine months in 2002, from $5.3 million in 2001. The increase in construction loan interest was more than offset by the increase in interest capitalized related to our developments and by the decrease in mortgage interest expense resulting from the sale of the Woodcrest apartments in August 2001 and both the West Wind Landing and Magnolia Villas apartments in March 2002. The term loan was paid off in December 2001. (Dollars in thousands for the following table)

                                                                   Nine months ended September 30,
                                             Change from        -------------------------------------
                                             2001 to 2002            2002                 2001
                                           ----------------     ----------------     ----------------
         Term loan                             $  (88)            $     -              $    88
         Construction loans                       540               1,093                  553
         Mortgage loans                          (936)              4,430                5,366
                                           ----------------     ----------------     ----------------
         Total interest expense                  (483)              5,523                6,006
         Capitalized for development             (235)               (949)                (714)
                                           ----------------     ----------------     ----------------
         Net interest expense                  $ (718)            $ 4,574              $ 5,293

           General and Administrative Expenses.General and administrative expenses increased 14% to $3.1 million for the first nine months of 2002 from $2.7 million in 2001 primarily due to a greater number of corporate employees and an increase in third party management costs.

          Loss From Continuing Operations Before Taxes. The loss from continuing operations before taxes increased to $738 thousand for the first nine months in 2002 from income of $1.7 million for 2001. The $2.0 million gain from the sale of Woodcrestapartments in August 2001 accounted for most of the 2001 income. The $275 thousand in gains from the sale of land and mitigation credits in 2002 were more than offset by the $193 thousand decrease in net rental income (rental income less rental, depreciation and interest expense) , the $152 thousand decrease in management fee and development income and the $388 thousand increase in corporate administrative expenses.

          Income From Discontinued Operations. On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. Their total cost was $13.1 million and they had a net book value of $10.9 million. Their total mortgage debt at December 31, 2001 was $13.7 million. Their total net income after interest and income taxes was $39 thousand and $181 thousand for the first nine months in 2002 and 2001, respectively.

          Merry Land presently has under contract Summit Place apartments. Its total cost is $7.3 million and has a net book value of $6.8 million. The total mortgage debt is $6.9 million. Total net income after interest and item taxes was $38 thousand and $73 thousand for the first nine months in 2002 and 2001, respectively.

          Funds From Operations. For the first nine months of 2002 funds from operations totaled $1.9 million down from $2.3 million in 2001. The reduction in FFO was due primarily to the sale of Woodcrest in August 2001 and both West Wind Landing and Magnolia Villas in March 2002. (Dollars in thousands)

                                                                           Nine months ended September 30,
                                                                         -----------------------------------
                                                                               2002               2001
                                                                         ----------------   ----------------

         (Loss) income from continuing operations                           $  (465)           $ 1,040
         Add: depreciation of real estate owned                               2,069              1,657
         Add: tax benefit resulting from permanent difference in                157                146
            book and tax basis
         Less: long term capital gain, net of tax effect                        (61)            (1,236)
                                                                         ----------------   ----------------
          Funds from continuing operations                                    1,699              1,607

         Income from discontinued operations                                  3,318                254
         Add: depreciation of real estate owned                                 137                412
         Less: gain on sale of apartments, net of tax effect                 (3,241)                 -
                                                                         ----------------   ----------------
         Funds from discontinued operations                                     214                666

         Total funds from operations                                        $ 1,913            $ 2,273
                                                                         ================   ================
         Weighted average common shares outstanding
                   Basic                                                      2,352              2,281
                   Diluted                                                    2,543              2,445

           The company believes that funds from operations are an important measure of its operating performance. Funds from operations do not represent cash flows from operations as defined by accounting principles generally accepted in the United States, GAAP, and should not be considered as an alternative to net income, or as an indicator of the company’s operating performance, or as a measure of the company’s liquidity. The company defines funds from operations as net income computed in accordance with GAAP, excluding non-recurring items and net realized gains (losses), plus depreciation of operating real estate.

           Financial Structure.We use debt to finance most of our acquisitions and development activities and, as a result, are a highly leveraged company. At September 30, 2002 total debt equaled 84% of total capitalization at cost and 78% of total capitalization with equity valued at market. (2,755,685 shares outstanding at the September 30, 2002 closing price of $9.94 per share). (Dollars in thousands)

                                        Equity at                    Equity at
                                         Book            % of         Market           % of
                                         Value          Total         Value            Total
                                      --------------  -----------  ---------------  ------------
          Construction loan             $  24,848         22%         $  24,848         20%
          Mortgage loans                   70,918         62%            70,918         58%
                                      --------------  -----------  ---------------  ------------
          Total debt                       95,767         84%            95,767         78%
          Common stock                     18,733         16%            27,392         22%
                                      --------------  -----------  ---------------  ------------
          Total capitalization          $ 114,499        100%         $ 123,158        100%
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

          Cash Flows. Cash and cash equivalents totaled $2.9 million at September 30, 2002, down $739 thousand from $3.6 million at December 31, 2001. Net cash provided by continuing operations was $2.1 million but we used an additional $1.7 million for capital improvements on existing properties and for renovating our new corporate office. Merry Land also received $2.9 million as a result of the sale of West Wind and Magnolia Villas. We spent $2.0 million net of construction loans on the existing developments, invested $1.1 million in the Merritt at Godley Station development joint venture, and spent $912 thousand in acquisition and predevelopment costs for the Central Park land. We also received $102 thousand from the sale of clay land and advanced the ESOP an additional $200 thousand.

           Critical Accounting Policies.A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results and requires significant judgment or complex estimation processes. As Merry Land is in the business of developing, owning and managing apartment properties, our critical accounting policies relate to cost capitalization, depreciation and amortization, and impairment of long-lived assets.

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

          When a project is completed and placed in service, it is depreciated on a straight-line basis over its estimated useful life. Projects are depreciated over 5 to 50 years. As required by generally accepted accounting principles, Merry Land periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or there are other indicators of impairment. At September 30, 2002, Merry Land did not own any real estate assets that were impaired.

          Inflation. Substantially all of our leases are for terms of one year or less, which should enable us to replace existing leases with new leases at higher rental rates in times of rising prices. We believe that this would offset the effect of cost increases stemming from inflation.

          Forward Looking Statements. This filing includes statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance, and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the company’s current expectations.

Form 10-Q – Part I. Financial Information
Item 3.

Merry Land Properties, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the company’s reported market risk since December 31, 2001.

Form 10-Q – Part I. Financial Information
Item 4.

Merry Land Properties, Inc.
CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Form 10-Q - Merry Land Properties, Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.Exhibits:

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

b.The registrant filed no form 8K reports during the third quarter of 2002.

Form 10-Q - Merry Land Properties, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRY LAND PROPERTIES, INC.

/s/ Dorrie E. Green
Dorrie E. Green
Vice President and
Chief Financial Officer

November 14, 2002

Certifications

I, Tennent W. Houston, certify that:

  I have reviewed this quarterly report on Form 10-Q of Merry Land Properties, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14 and 15d -- 14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ W. Tennent Houston	Date: November 14, 2002
W. Tennent Houston Chief Executive Officer

I, Dorrie E. Green, certify that:

  I have reviewed this quarterly report on Form 10-Q of Merry Land Properties, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14 and 15d -- 14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Dorrie E. Green	Date: November 14, 2002
Dorrie E. Green Chief Financial Officer