Form 10-K
period 2002-12-31
MERRY LAND PROPERTIES INC
filed 2003-03-20
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10K
________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended

December 31, 2002

Commission file number: 000-29778

Merry Land Properties, Inc.
209 Seventh Street, Suite 300
Augusta, GA 30901
706-722-6756

State of Incorporation: Georgia	I.R.S. Employer Identification Number: 58-2412761

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 stated value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes_X_   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___   No _X_

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter: Common Stock, $1 stated value--$16,976,000 (all shares other than those owned or controlled by officers, directors, and 5% stockholders).

The number of shares of common stock outstanding as of March 3, 2003 was 2,756,763.

Documents incorporated by reference: None

Table of Contents

                                                                                                         Page
                                                                                                         ----
Part I

Item 1    Business                                                                                         3

Item 2    Properties                                                                                       5

Item 3    Legal Proceedings                                                                                9

Item 4    Submission of Matters to a Vote of Security Holders                                              9

Part II

Item 5    Market for the Registrant's Common Stock and Related Stockholder Matters                        10

Item 6    Selected Financial Data                                                                         11

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations           14

Item 7A   Quantitative and Qualitative Disclosure about Market Risk                                       24

Item 8    Financial Statements and Supplementary Data                                                     25

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            41

Part III

Item 10   Directors and Executive Officers of the Registrant                                              42

Item 11   Executive Compensation                                                                          44

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters                                                                             47

Item 13   Certain Relationships and Related Transactions                                                  49

Item 14   Controls and Procedures                                                                         49

Part IV

Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                50

Part I
Item 1--Business

THE COMPANY

           Merry Land Properties, Inc. owns interests in nine apartment communities containing 2,051 units in Georgia, South Carolina and Florida, and has one more community under construction with 200 units currently in service out of a total of 241 units. We also build and manage apartment communities for other owners. We believe that our most important asset is our dedicated and enthusiastic staff of experienced apartment professionals which has built, leased, managed and maintained over 35,000 apartment units throughout the South.

           Our objective is to build shareholder value through buying, developing, renovating and managing apartment properties for ourselves and for others. We also own over 3,800 acres of clay and other lands, which produce substantial mineral royalty and timber income, and engage in other commercial real estate activities. We operate in the southeastern United States where our company and its predecessor have been active for over twenty years. Within this region we have focused on the coastal apartment markets which are experiencing strong economic growth as the baby boom generation approaches retirement age and moves in large numbers to resort areas. This in turn has led to high job growth and strong housing demand, creating exceptional opportunities for well-conceived and well-managed projects.

           Merry Land maintains its headquarters in Augusta and satellite offices in Savannah and Charlotte, which support its property management and development activities. The emphasis of the property management staff is on what we call “First Class Service,” a customer-focused, marketing oriented form of management. Our objective is to produce consistently high levels of customer service and high levels of financial performance at every Merry Land location. This is achieved through an extensive program of recruiting and training and a continual emphasis on professional development and performance based compensation programs. Each apartment community functions as an individual business unit according to well-developed policies and procedures. Every community is operated by an on site property manager and staff whom we extensively train in sales, management, accounting, maintenance and other disciplines. Operating data is exchanged using a corporate intranet linking all communities to the home office and to each other.

           A significant portion of the compensation of apartment on site personnel is tied to achievement of each apartment community’s annual budget for revenue and expenses. All employees have the opportunity to become stockholders through an Employee Stock Ownership Plan. Key corporate level employees participate in a restricted stock grant plan, further aligning their interests with those of our stockholders. At December 31, 2002, Merry Land had a total of 105 employees; 81 worked at apartment communities and 24 were employed at the corporate offices.

           Merry Land is a Georgia corporation formed September 3, 1998. Our principal office is at 209 Seventh Street, Suite 300, Augusta, Georgia 30901 and our telephone number is (706) 722-6756. Shareholder and investor information is available on our website, www.merryland.com.

           Recent Developments. On February 19, 2003, we entered into an agreement to merge Merry Land Properties, Inc. into a subsidiary of Cornerstone Realty Income Trust, Inc., a New York Stock Exchange listed real estate investment trust (REIT) headquartered in Richmond, Virginia. Cornerstone will issue new securities to the holders of Merry Land’s common shares. The total value of the common stock to be received by the Merry Land shareholders (including common stock receivable upon conversion) as of the date of the merger agreement was approximately $42 million. Cornerstone will assume approximately $94 million in debt and other liabilities. The transaction will be tax free to our shareholders and is expected to close in the second quarter of 2003, subject to the approval of our shareholders and other customary closing conditions. The proposed transaction can be terminated, at our option, if the closing price of Cornerstone’s common shares is below $6.50 per share for 10 of any 30 consecutive trading days prior to the consummation of the merger.

           Merry Land shareholders will receive 1.818 Cornerstone common shares and 0.220 shares of Cornerstone non-dividend paying Series B Convertible Preferred Stock for each Merry Land share. The preferred stock will be convertible into 0.220 Cornerstone common shares upon the completion and lease up of our Merritt at Whitemarsh project in Savannah or in certain other circumstances.

           In order to facilitate the merger transaction, a private company called Merry Land & Investment Company, LLC, has been formed by members of Merry Land’s management to buy the company’s non-apartment assets, which Cornerstone did not desire, and to continue development of apartment projects for Cornerstone.

           History. On October 15, 1998 the shares of Merry Land Properties, Inc., a newly created subsidiary of Merry Land & Investment Company, Inc., were spun out as a dividend to the old Merry Land's stockholders in conjunction with that company's merger into another REIT. The old Merry Land was one of the nation's leading apartment companies, which owned and operated 135 communities with 35,000 apartment units acquired or developed throughout the southeast and Texas. The old Merry Land's common shares, with a market value in excess of $1.0 billion, were listed on the New York Stock Exchange.

Part I
Item 2--Properties

           Apartments. At December 31, 2002, Merry Land owned or had an interest in ten apartment communities containing 2,208 completed units in Georgia, South Carolina, and in Florida. They are "garden apartments," in wood frame two and three-story buildings with individually metered electric and gas service and individual heating and cooling systems. The apartments are 36% one bedroom units, 54% two bedroom units and 10% three bedroom units. The units average 981 square feet in area, 12 years of age, and are well equipped with modern appliances and other conveniences. The communities are generally heavily landscaped and offer extensive amenities. Most include swimming pools, tennis courts, clubrooms, exercise facilities and hot tubs.

           The following tables set forth certain information regarding these ten communities as of December 31, 2002. (Dollars in thousands, except average cost and average rent per unit)

                                                                                  Average
                                  Date               Total         Average       Unit Size      Debt
            Name                  Built    Units    Cost (1)    Cost Per Unit    (Sq. Ft.)     Balance
------------------------------   -------  -------  -----------  -------------   -----------  -----------
Wholly Owned Communities
------------------------------
Greentree                         1983      194     $  7,793      $ 40,173          852       $  6,528
Hammocks at Long Point            1997      308       20,962        68,060        1,049         18,306
Huntington                        1986      147        6,200        42,174          812          4,953
Marsh Cove                        1983      188        8,551        45,487        1,053          7,927
Merritt at Whitemarsh (2)         2002      157       12,965        82,579        1,137         12,555
                                 -------  -------  -----------  ------------    -----------  -----------
  Total/Average-Savannah          1991      994       56,471        56,813          990         50,269

Quarterdeck                       1986      230       10,956        47,633          810          9,678
Waters Edge (3)                   1985      204        8,878        43,518          911          6,991
Merritt at James Island           2002      230       17,635        76,672        1,140         14,199
Windsor Place                     1985      224       10,345        46,183          953          8,419
                                 -------  -------  -----------  ------------    -----------  -----------
  Total/Average-Charleston        1989      888       47,814        53,843          955         39,287

  Total/Average-Wholly Owned      1990    1,882     $104,285      $ 55,412          973       $ 89,556

Joint Venture Communities
-------------------------
Cypress Cove (4)                  1990      326     $ 20,031      $ 61,446        1,027       $ 15,227
                                 -------  -------  -----------  ------------    -----------  -----------
  Total/Average-Joint Venture     1990      326     $ 20,031      $ 61,446        1,027       $ 15,227

  Total/Average-All               1990    2,208     $124,316      $ 56,303          981       $104,783

          (1)      Represents total acquisition cost of the property plus the capitalized cost of the improvements made subsequent to acquisition.
          (2)      Community presently under construction with 200 of the 241 units placed in service at December 31, 2002.
          (3)      Community added 4 units in 2002 during reconstruction of a building destroyed by fire.
          (4)      Merry Land holds a 10% equity interest in this apartment community.

                                              Occupancy Rate (1)              Average Rent Per Unit (2)
                                         -----------------------------    ----------------------------------
                                           2002      2001       2000        2002         2001         2000
                                         -------   --------   --------    --------     --------     --------
   Wholly Owned Communities
   ------------------------
   Greentree                                94%       96%       96%        $ 672        $ 663        $ 645
   Hammocks at Long Point                   95%       97%       96%          861          892          861
   Huntington                               98%       97%       96%          684          679          658
   Marsh Cove                               95%       96%       96%          756          758          729
   Merritt at Whitemarsh (3)                38%       N/A       N/A        1,028          N/A          N/A
                                         -------   --------   --------    --------     --------     --------
      Savannah                              94%       97%       96%          804          771          746

   Quarterdeck                              96%       97%       99%          770          791          748
   Waters Edge                              97%       95%       98%          647          650          685
   Windsor Place                            95%       97%       97%          650          653          645
   Merritt at James Island (4)              77%       33%       N/A        1,069        1,012          N/A
                                         -------   --------   --------    --------     --------     --------
      Charleston                            95%       97%       98%          789          737          698

      Average-Wholly Owned                  94%       97%       97%        $ 797        $ 755        $ 725

   Joint Venture Communities
   -------------------------
   Cypress Cove (5)                         92%       96%       97%        $ 799        $ 790        $ 822
                                         -------   --------   --------    --------     --------     --------
      Average-Joint Venture                 92%       96%       97%        $ 799        $ 790        $ 822

      Average-All Communities               94%       97%       97%        $ 797        $ 761        $ 742

          (1)      Average physical occupancy of total units at each month end for each period owned by Merry Land.
          (2)      Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units.
          (3)      Community presently under construction with 200 of the 241 units placed in service.
          (4)      Development community completed in the 4th quarter 2002.
          (5)      Merry Land holds a 10% equity interest in this apartment community.

           Residents. Residents at Merry Land's apartments typically earn middle and upper middle levels of incomes. They include young professionals, white-collar workers, medical personnel, teachers, and members of the military, single parents, single adults and young families. These residents are generally "renters by choice" - who have the means to own homes but choose to live in apartment communities because of their current employment, family or other personal circumstances. We believe that demand for our apartments is primarily dependent on the general economic strength of each market's economy and level of job creation and household formation, and on prevailing interest rate levels for home mortgage loans. Leases are generally for terms of six to twelve months. About two-thirds of the units turn over each year, a rate we believe is typical for high-end apartment communities.

           Markets. All nine of Merry Land's wholly owned apartment communities are located in the southern coastal cities of Savannah, Georgia and Charleston, South Carolina. We believe that these cities will experience economic growth well above national and regional averages as the baby boom generation approaches retirement age and tends to move in large numbers, either seasonally or permanently, to resort areas. At present, however, a weak economy, low mortgage rates for homeowners and continued apartment construction have combined to produce considerable weakness in both cities' apartment markets. As a result, market occupancy rates have fallen to the 90% range and discounting of rents is prevalent.

           Third Party Management Properties. Merry Land currently earns property management fees from four third party apartment communities containing 1,028 units.

           Apartment Communities under Development. Construction is complete at Merritt at James Island in Charleston where we have received all 230 units, though our dispute with the general contractor over construction delays continues. We have leased 77% of the units.

           Merritt at Whitemarsh in Savannah is progressing, and we have placed in service our first 200 of 241 total units as of February 28,2003. We have leased 68% of the 200 delivered units.

           During the year, Merry Land purchased a 35% ownership interest in a newly formed joint venture with a private investor which in turn bought 51.9 acres of land in the Interstate-95/Airport area of Savannah, near the site of the just announced Daimler-Chrysler assembly plant, which is expected to become one of Savannah’s largest employers. We expect to begin construction on the 312 unit first phase of Merritt at Godley Station later this year.

           We also bought 11 acres of land in 2002 in the James Island submarket of Charleston, near our Quarterdeck and Merritt at James Island properties, where we plan to begin construction this year of Merritt at Central Park, an apartment community with about 200 units.

           In 2002, we also submitted a proposal which was selected by the Charlotte Housing Authority to develop a mixed use and mixed income project in the downtown “First Ward” of Charlotte. Merry Land expects to earn fees for building and managing this development and may receive an ownership interest in it. Construction should begin in 2003 or 2004. Definitive agreements for the project have not been finalized.

           In 2001, we purchased a 28.8-acre tract of land located in Jasper County, South Carolina, near Hilton Head Island, which is suitable for the construction of a 254-unit apartment community. We plan to build apartments on this tract when market conditions are favorable.

           Calhoun Street For-Sale Condominium Property. We completed the renovation of this property located in downtown Charleston in October 2000 for a total of $1.7 million. Six of the seven units have been sold, for a total of $1.7 million, resulting in a pretax gain of $283 thousand.

           Commercial Properties. Merry Land owns two office buildings and a warehouse in the Augusta area, including our headquarters building. These properties, aggregating approximately 140,000 square feet, have a net book value of $2.4 million and are subject to approximately $1.0 million in mortgage indebtedness.

           Other Properties. Merry Land owns four land parcels containing a total of 39 acres with a book value of $3.8 million, which may be suitable for the development of apartments or other uses.

           Land. Merry Land owns approximately 4,131 acres of unimproved land in Georgia and South Carolina with a book value of $900 thousand. Since 1980, brick manufacturer Boral Bricks, Inc. has had a long term clay mining lease on 2,848 acres of this land. Merry Land also leases other tracts for agriculture and grows timber on much of the remaining land.

           Approximately 3,000 acres of this land is the “Brickyard Tract” in Augusta, Richmond County, Georgia that consists of mined-out ponds, wetlands and flood plains where traditional development is severely restricted or prohibited. In 2001 we established a 390-acre “wetlands mitigation bank” within this Brickyard Tract, which permanently sets aside this area as a wildlife and ecological preserve. This tract is managed under lease by the Southeastern Natural Science Academy as part of that organization’s Phinizy Swamp Nature Park. We have sold mitigation credits in 2002 for a total of $289 thousand.

Part I
Item 3--Legal Proceedings

           On February 25, 2003, a plaintiff claiming to be a shareholder of Merry Land filed a purported class action against Merry Land and its directors in the Superior Court of Richmond County, Georgia, alleging that the directors breached their fiduciary duties to the shareholders by approving the proposed merger transaction with Cornerstone Realty Income Trust, Inc. and related transactions, including the sale by Merry Land of certain non-apartment assets to an entity formed by certain members of Merry Land’s management. The action seeks, among other things, an injunction barring the transactions and the payment of the plaintiff’s attorneys’ and experts’ fees. Merry Land and its directors believe the action is without merit and will vigorously defend against the action.

Item 4--Submission of Matters to a Vote of Security Holders

           None

Part II
Item 5--Market for the Registrant's Common Stock and Related Stockholder Matters

Common Stock

           Merry Land’s shares trade on the NASDAQ Small Cap Market under the symbol “MRYP.” Shown in the table below are high, low and closing sales prices of the company’s common shares:

                            High       Low      Close      Dividends
                           ------    -------   -------    -----------
2002      4th Quarter      $ 9.90     $8.40     $8.70        $0.00
          3rd Quarter      $10.20     $8.21     $9.94        $0.00
          2nd Quarter      $13.29     $8.00     $9.96        $0.00
          1st Quarter      $ 6.60     $8.10     $8.10        $0.00

2001      4th Quarter      $ 8.15     $7.00     $7.75        $0.00
          3rd Quarter      $ 8.20     $7.02     $7.02        $0.00
          2nd Quarter      $ 7.80     $6.49     $7.55        $0.00
          1st Quarter      $ 7.56     $5.13     $7.56        $0.00

2000      4th Quarter      $ 6.03     $5.13     $5.38        $0.00
          3rd Quarter      $ 5.88     $5.19     $5.44        $0.00
          2nd Quarter      $ 6.13     $5.19     $5.19        $0.00
          1st Quarter      $ 5.88     $4.63     $5.63        $0.00

           On December 31, 2002, the closing sales price for Merry Land’s common stock was $8.70 per share and there were approximately 1,250 record holders of the common stock. In addition, we estimate that an additional 4,000 stockholders hold their shares in “street name.”

Part II
Item 6--Selected Financial Data

SELECTED FINANCIAL DATA

           The following selected financial data with respect to the company’s Consolidated Statements of Income, and with respect to the company’s Consolidated Balance Sheets have been derived from the company’s financial statements for such years. Merry Land has operated only since October 15, 1998, the date of its spin off from Merry Land & Investment Company, Inc. Accordingly, operating data for 1998 is for an “accounting predecessor” which has been constructed in accordance with the rules of the Securities and Exchange Commission as described below. (In thousands, except per share amounts and apartment units)

                                                                                   Year ended December 31,
                                                           ---------------------------------------------------------------
                                                               2002         2001         2000         1999         1998
Operating Data                                             ----------- ------------ ------------ ------------  -----------
Income from continuing operations:
   Rental income                                            $ 15,084     $ 14,752     $ 14,730     $  9,515      $ 6,512
   Royalty income                                                663          599          609        1,359        1,693
   Management fees                                               385          594          166          598          149
   Development fees                                              194           20        1,213        1,587          515
   Sale of mitigation credits, net of cost                       197            -            -            -            -
   Sale of condominiums, net of cost                              62          221            -            -            -
   Rental expense, property taxes and insurance               (5,941)      (5,494)      (5,085)      (3,608)      (2,949)
   Depreciation of real estate owned                          (3,060)      (2,123)      (2,055)      (1,165)      (1,089)
   General and administrative                                 (4,167)      (3,778)      (3,495)      (2,715)        (654)
                                                           ----------- ------------ ------------ ------------  -----------
                                                               3,417        4,791        6,083        5,571        4,177
Other income:
   Interest income                                                61          134          211          232          137
   Long term gain from sale of real estate and land              139        2,608          473            -            -
   Other investment income                                       102           26           34          (30)           -
                                                           ----------- ------------ ------------ ------------  -----------
                                                                 302        2,768          718          202          137
Expenses:
   Interest expense                                            5,451        5,301        5,425        3,918          695
   Amortization and depreciation-other                           237          236          296          365          265
   Impairment charge                                               -            -            -            -        1,666
                                                           ----------- ------------ ------------ ------------  -----------
                                                               5,688        5,537        5,721        4,283        2,626
(Loss) income from continuing operations before
   taxes and extraordinary items                              (1,969)       2,022        1,080        1,490        1,688
Income tax (benefit) expense                                    (736)         769          410          420         (806)
                                                           ----------- ------------ ------------ ------------  -----------
(Loss) income from continuing operations before               (1,233)       1,253          670        1,070        2,494
   extraordinary items
Discontinued operations:
Income from apartments sold, net of income tax expense           132          363          311          341          563
Gain from sale of apartments, net of income taxes              4,042            -            -            -            -
                                                           ----------- ------------ ------------ ------------  -----------
Income from discontinued operations                            4,174          363          311          341          563

Extraordinary gain, discount on repayment of  debt
   (net of taxes)                                                  -            -            -          722            -
                                                           ----------- ------------ ------------ ------------  -----------
Net (loss) income                                             (1,233)       1,253          670        1,792        2,494
Discount on redemption of preferred stock                          -            -            -        1,164            -
                                                           ----------- ------------ ------------ ------------  -----------
Net (loss) income before discontinued operations              (1,233)       1,253          670        2,956        2,494

Net income                                                  $  2,941     $  1,616     $    981     $  3,297      $ 3,057
                                                           =========== ============ ============ ============  ===========

                                                                                   Year ended December 31,
                                                           ---------------------------------------------------------------
                                                              2002         2001         2000         1999         1998
                                                           ----------- ------------ ------------ ------------  -----------
Weighted average shares                                        2,363        2,292        2,229        2,191        2,113
Weighted average diluted shares                                2,363        2,457        2,324        2,264        2,129

(Loss) earnings from continuing operations per share
   -basic                                                   $  (0.52)    $   0.55     $   0.30     $   1.35      $  1.18
   -diluted                                                 $  (0.52)    $   0.51     $   0.29     $   1.31      $  1.17

Earnings from discontinued operations per share
   -basic                                                   $   1.77     $   0.16     $   0.14     $   0.16      $  0.27
   -diluted                                                 $   1.77     $   0.15     $   0.13     $   0.15      $  0.26

Earnings per share
   -basic                                                   $   1.24     $   0.71     $   0.44     $   1.50      $  1.45
   -diluted                                                 $   1.24     $   0.66     $   0.42     $   1.46      $  1.44

                                                                                    As of December 31,
                                                           ---------------------------------------------------------------
                                                               2002         2001         2000         1999         1998
Balance Sheet Data                                         ----------- ------------ ------------ ------------  -----------
Real estate and other fixed assets                          $102,702     $ 93,731     $ 82,183     $ 77,615      $34,820
Assets of discontinued operations                                  -       17,590       18,019       17,901        6,162
Cash and short term investments                                2,984        3,602        4,452        3,067        3,995
Investment in joint venture                                    1,540          422          475            -            -
Other assets                                                   6,365        8,356        9,053        8,824        9,766
                                                           ----------- ------------ ------------ ------------  -----------
Total assets                                                $113,591     $123,701     $114,182     $107,407      $54,743
                                                           =========== ============ ============ ============  ===========
Debt                                                        $ 90,597     $ 82,821     $ 77,081     $ 72,242      $38,317
Liabilities of discontinued operations                             -       20,640       20,813       20,969            -
Other liabilities                                              4,086        4,493        2,729        2,535        2,209
Preferred stock                                                    -            -            -            -        5,000
Common stock and retained earnings                            18,908       15,747       13,559       11,661        9,217
                                                           ----------- ------------ ------------ ------------  -----------
Total liabilities and stockholders' equity                  $113,591     $123,701     $114,182     $107,407      $54,743
                                                           =========== ============ ============ ============  ===========
Other Data
 Apartment units-100% owned and completed                      1,882        2,129        2,301        2,301        1,004
 Apartment units-partnership interest                            326          326          326            -            -
 Apartment units-managed, including owned                      2,906        3,390        3,103        2,357        2,712
 Apartment units-remaining under development                      84          395          471          230            -

           The 1998 operating data has been prepared using Merry Land & Investment Company, Inc.‘s historical results of operations for the period prior to October 15, 1998 and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries that have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company. The 1998 operating data prior to the October 15, 1998 spin off are not those of a real entity, but describe a hypothetical “accounting predecessor” to Merry Land.

           Management has estimated common and corporate level expenses, which would have been incurred on behalf of the accounting predecessor by Merry Land & Investment Company, Inc. and has allocated such expenses based on their best estimate of the time and effort that would have been expended. Property management costs have been estimated and allocated on a per unit basis. The assets contributed to Merry Land by Merry Land & Investment Company, Inc. were not encumbered by mortgage debt at any time prior to the October 15, 1998 spin off and the 1998 income statements for the period prior to the spin off do not include any related interest expense.

           Merry Land & Investment Company, Inc. was qualified to be taxed as a real estate investment trust and was not subject to federal income taxation on distributed income. Accordingly, no provision for income tax is included in the operating data for the period prior to the October 15, 1998 spin off.

           Amounts for the period prior to the October 15, 1998 spin off assume lower levels of general and administrative expenses than have actually been incurred after the spin off and exclude any debt, interest expense or income taxes. Accordingly, comparisons of 1998 to the periods subsequent to the spin off may be difficult and misleading.

           For the period prior to the spin off, earnings per share have been computed giving effect to the distribution ratio of one share of Merry Land for every twenty common shares of Merry Land & Investment Company, Inc. Accordingly, weighted average common shares outstanding for the accounting predecessor have been assumed to be 1/20 of the shares outstanding of Merry Land & Investment Company, Inc. for the period prior to the spin off. For the period prior to the spin off, dilutive earnings per share are calculated giving effect to dilutive options of Merry Land & Investment Company, Inc. using the same ratio.

           In 1999, Merry Land refinanced the five original apartment communities acquired during the spin off with mortgage debt and utilized the proceeds to repay the senior debt, subordinated debt and the preferred stock that were issued in connection with the spin off. There was an extraordinary gain from the discount on the repayment of subordinated debt and there was a discount on the redemption of the preferred stock.

           In 1998, in conjunction with the likely disposition of several of the commercial properties, Merry Land wrote down the carrying cost of several of these assets to their estimated value as determined in the company’s formation and startup. This resulted in a pretax impairment charge.

Part II
Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

           On February 19, 2003, we entered into an agreement to merge Merry Land Properties, Inc. into a subsidiary of Cornerstone Realty Income Trust, Inc., a New York Stock Exchange listed real estate investment trust (REIT) headquartered in Richmond Virginia. The merger will integrate our portfolio of apartment properties with Cornerstone’s 81 apartment communities containing over 21,000 apartment units throughout the Southeast and Texas. The combined company will have total assets of over $1.1 billion.

           For each share of Merry Land common stock, our shareholders will receive 1.818 Cornerstone common shares and 0.220 shares of Cornerstone non-dividend paying Series B Convertible Preferred Stock, which will be convertible into 0.220 Cornerstone common shares upon the completion and lease up of our Merritt at Whitemarsh project in Savannah and in certain other circumstances. The total value of the common stock (including the common stock to be received upon conversion of the preferred stock) as of the date of the merger agreement was approximately $15.00 per Merry Land common share, which represents a 65% premium over our previous forty-five day average share price of $9.17. The transaction will be a tax-free exchange to our shareholders.

           To facilitate the merger transaction, a private company called Merry Land & Investment Company, LLC, has been formed by certain members of Merry Land’s management to buy the company’s non-apartment assets, which Cornerstone did not desire, and to continue development of apartment projects for Cornerstone. As a condition of the merger agreement, we have agreed to sell to this new company certain commercial real estate properties, development land and other unimproved real estate, including land subject to clay leases and former landfill sites, for aggregate consideration of $7.4 million, including assumed indebtedness, plus the new entity’s obligation to assume and indemnify us for certain existing and future liabilities (including environmental matters) related to these properties. The new entity’s principals are Tennent Houston, Mike Thompson, Dorrie Green and Fred Bolt.

           The transactions were approved and recommended by an independent committee of Merry Land’s board of directors that consisted entirely of directors who will not be owners of the new company. The independent committee was advised by an independent financial advisor, Legg Mason Wood Walker, Incorporated.

           The proposed transaction can be terminated at our option, if the closing price of Cornerstone’s common shares is below $6.50 per share for 10 of any 30 consecutive trading days prior to the consummation of the merger. Upon completion of the merger, Tennent Houston will be added to Cornerstone’s Board of Directors. We expect the transactions to close in the second quarter of 2003, subject to the approval of Merry Land’s shareholders and other customary closing conditions.

           On February 25, 2003, a plaintiff claiming to be a shareholder of Merry Land filed a purported class action against Merry Land and its directors in the Superior Court of Richmond County, Georgia, alleging that the directors breached their fiduciary duties to the shareholders by approving the proposed merger transaction with Cornerstone and related transactions, including the sale by Merry Land of the non-apartment assets to Merry Land & Investment Company,LLC. The action seeks, among other things, an injunction barring the transactions and the payment of the plaintiff’s attorneys’ and experts’ fees. Merry Land and its directors believe the action is without merit and will vigorously defend against the action.

           In connection with the proposed merger, Cornerstone intends to file a registration statement with the Securities and Exchange Commission that will contain the prospectus of Cornerstone relating to the securities to be issued as consideration in the merger and the proxy statement of Merry Land relating to the special meeting at which the proposed merger will be considered and voted upon by Merry Land’s shareholders, as well as other relevant documents concerning the proposed merger. Investors and security holders are urged to read the proxy statement/prospectus, along with any other documents filed with the SEC, when they become available, because they will contain important information. You will be able to obtain a free copy of the registration statement, including the exhibits filed therewith, at the SEC’s website at www.sec.gov. In addition, you may obtain the proxy statement/prospectus and other documents filed with the SEC free of charge by requesting them from Cornerstone, in writing, at Cornerstone Realty Income Trust, Inc., Attention: Mark M. Murphy, 306 East Main Street, Richmond, Virginia 23219, or by telephone at (804) 643-1761; or from Merry Land, in writing, at Merry Land Properties, Inc., Attention: Dorrie E. Green, 209 Seventh Street, Suite 300, Augusta, Georgia 30901, or by telephone at (706) 722-6756.

           Merry Land, its directors and executive officers may be deemed to be participants in the solicitation of proxies from Merry Land shareholders in favor of the proposed merger. A description of any interests that the directors and executive officers of Merry Land may have in the transaction will be available in the proxy statement/prospectus.

Results of Operations for the Years Ended December 31, 2002, 2001, and 2000

           Rental Operations-All Apartments. At December 31, 2002 Merry Land wholly owned 1,725 apartment units in eight communities and had received 157 completed units from a ninth community under construction. During 2002, the company sold three apartment communities, Magnolia Villas, West Wind and Summit Place, having 562 units in the aggregate. During 2001, the company sold one apartment community, Woodcrest, which had 248 units.

           The following table describes the operating performance of these 1,882 completed apartment units, the 562 units at the Magnolia Villas, West Wind and Summit Place and the 248 units at Woodcrest. (Dollars in thousands, except average monthly rent)

                                                                                   Twelve Months
                                              %         Change from    ---------------------------------------
                                           Change       2001 to 2002        2002        2001          2000
                                        -------------- --------------- ------------- ----------- -------------
Rental income                               (12)%         $(2,195)       $ 16,652      $18,847       $18,639

Operating expenses                           (4)%            (255)          6,517        6,772         6,361
Depreciation and amortization                18%             453           2,932        2,479         2,388
                                        -------------- --------------- ------------- ----------- -------------
Total expenses                                2%             198           9,449        9,251         8,749

Operating income after depreciation         (25)%         $(2,393)        $ 7,203       $9,596       $ 9,890

Average occupancy                             N/A              (6)%            90%          96%           97%
Average monthly rent                          9%         $    66         $   797       $  731       $   685
Expense ratio                                 N/A              (3)%            39%          36%           34%

          (1)      Represents the average physical occupancy at each month end for the period held.
          (2)      Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.
          (3)      Represents total operating expenses divided by rental revenues.

           Operating income before depreciation was down 16% in 2002 on a revenue decrease of 12% and an operating expense decrease of 4%. Rental income was reduced approximately $3.5 million by the sales of three apartment communities in 2002 and one in 2001. This decrease was offset, in part, by $1.5 million in additional revenue from the 311 additional units placed in service at the Merritt at James Island and the Merritt at Whitemarsh development communities. The $1.1 million reduction in operating expenses from the four apartments sold was offset, in part, by the $756 thousand increase from the two developments.

           Rental income from the Merritt at James Island and the Merritt at Whitemarsh was $1.8 million from the 387 completed units in 2002 compared to $300 thousand from the 76 units in 2001. Operating expenses from these developments totaled $1.0 million in 2002 compared to $230 thousand in 2001.

           Rental income from the three communities sold in 2002 decreased $2.5 million to $2.0 million in 2002 from $4.5 million in 2001. Operating expenses from these communities decreased $738 thousand to $891 thousand in 2002 from $1.6 million in 2001. In 2001, rental income and operating expenses from Woodcrest were $1.0 million and $364 thousand, respectively.

           Operating income after depreciation was down 3% in 2001 on revenue growth of 1% and an operating expense increase of 6%. Rental income was reduced $555 thousand by the sale of the Woodcrest apartments. This was offset by $300 thousand in additional revenue from the 76 units placed in service at Merritt at James Island and by a $464 thousand increase in revenue from other owned communities. The increase in operating expenses was primarily due to an increase in insurance costs, which have resulted from soaring premiums in the property insurance industry.

           Development Communities. Construction of the 230 unit Merritt at James Island apartments in Charleston is complete and 200 of the 241 units at the Merritt at Whitemarsh in Savannah have been delivered at March 20, 2003. The total construction cost of Merritt at James Island is approximately $18.0 million although disputes with the general contractor over construction delays could result in future litigation and an increase or decrease in cost. Construction on Merritt at Whitemarsh should be completed in the spring of 2003 at a total cost of approximately $19.8 million.

           In 2002, Merry Land invested $1.2 million to acquire a 35% ownership interest in a newly created joint venture, Merritt at Godley Station, LLC, with a third party investor. The joint venture purchased 51.9 acres located in Savannah, Georgia on which it plans to build approximately 600 apartment units. We expect to start construction in 2003 on the first of two phases.

           In 2002, Merry Land purchased two tracts of land totaling 11 acres on Central Park Boulevard in the James Island submarket of Charleston. The cost of the 11 acres is approximately $1.2 million. We plan to begin construction on about 200 apartment units at this location in 2003.

           In 2002, we submitted a proposal which was selected by the Charlotte Housing Authority to develop a mixed use and mixed income project in the downtown “First Ward” of Charlotte. Definitive agreements for the project have not been finalized. Merry Land expects to earn fees for building and managing this development and may receive an ownership interest in it. Construction should begin in 2003 or early 2004.

           In 2001, we purchased a 28.8 acre tract located in Jasper County, South Carolina, near Hilton Head Island, which is suitable for the construction of a 254 unit apartment community. We plan to build apartments on this tract when market conditions are favorable.

           Rental Operations-Same Store. The following table compares the performance in 2001 and 2002 of the 1,491 units, which the company held for all of 2001 and 2002. (“Same store” results). (Dollars in thousands, except average monthly rent; see footnotes on previous page)

                                                                                    Twelve months
                                                      %       Change from     --------------------------
                                                   Change     2001 to 2002         2002         2001
                                                 ------------ --------------  ------------- ------------

         Rental income                              (1.9)%       $(254)          $12,849      $13,103

         Personnel                                  (1.4)%         (20)            1,352        1,372
         Utilities                                  (3.7)%         (15)              385          400
         Operating                                  14.6%          61               476          415
         Maintenance and grounds                    (4.5)%         (48)            1,000        1,048
         Taxes and insurance                         8.5%         112             1,426        1,314
         Depreciation and amortization               3.4%          63             1,864        1,801
                                                 ------------ --------------  ------------- ------------
         Total expenses                              2.4%         153             6,503        6,350

         Operating income after depreciation        (6.0)%       $(407)          $ 6,346      $ 6,753

         Average occupancy (1)                         N/A        (0.7)%            95.6%        96.3%
         Average monthly rent (2)                   (1.2)%       $  (9)          $   731      $   740
         Expense ratio (3)                             N/A         1.4%            36.1%        34.7%

                          (1)      Represents the average physical occupancy at each month end for the period held.
                          (2)      Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at December 31.
                          (3)      Represents total operating expenses divided by rental revenues.

           For 2002 operating income before depreciation at our same store communities was off 4.0% on 1.9% lower revenues and 2.0% higher expenses, while fourth quarter net operating income was off 9.4% on 4.3% lower revenues and 4.2% higher expenses. Higher expenses were the result of increased insurance premiums and marketing and leasing costs. Occupancy at the end of 2002 was only 94.2% with heavy discounts on new leases due to weak economic conditions and low mortgage interest rates encouraging home ownership at the expense of apartment rentals.

           Charleston operating income before depreciation was down 3.6% with a 1.3% decrease in average rents while Savannah’s income was down 4.4% with a 1.2% decrease in occupancy and 1.1% decrease in average rents.

           We do not expect conditions in our markets to improve significantly until the economy begins to expand and mortgage rates move up. In the meantime, some of our communities have begun to be adversely affected by the departure of military personnel for the Middle East.

           Rental Operations-Commercial. The company owns three commercial properties in the Augusta area. In 2002, we relocated our corporate offices from the Ellis Street office building to the newly renovated space in our Leonard building, also in downtown Augusta.

           Operating income before depreciation improved to $216 thousand in 2002 from $88 thousand in 2001 and from $17 thousand in 2000. Rental revenue increased to $426 thousand in 2002 from $336 thousand in 2001 and $244 thousand in 2000. The increase in 2002 is primarily due to the new lease on our Ellis Street building.

           Land. We own 4,131 acres of unimproved land, of which 2,948 acres are subject to clay and sand mining leases. Land income increased $55 thousand to $681 thousand in 2002 from $627 thousand in 2001 due to increased mineral royalties. Income decreased $162 thousand in 2001 from $789 thousand in 2000 due to a reduction in timber sales.

           In 2001, we established a 392-acre “wetlands mitigation bank” within our 2,848 acre Brickyard Tract in Augusta, which permanently sets aside this area as a wildlife and ecological preserve. In 2002, we sold 137 of the 218 currently available mitigation credits for a total of $289 thousand; recognizing a pretax gain of $139 thousand. Additional credits will become available for sale upon the completion of specified improvements to the property.

           Mortgage Interest Income. Interest income from mortgage notes receivable totaled $25 thousand in 2002, down from $28 thousand and $36 thousand in 2001 and 2000, respectively. The decreases result from the payments against the outstanding receivables.

           Property Management Fees. Management fee income decreased $209 thousand to $385 thousand in 2002 from $594 thousand in 2001 due to the decrease in third party units managed and it increased $428 thousand in 2001 from $166 thousand in 2000 due to the increase in third party units managed. Several management contracts were not renewed at the end of 2001.

           Development Fees. Development fee income was $194 thousand for 2002, compared to $20 thousand in 2001 and $1.2 million in 2000. In 2002, $154 thousand of fees were from the Preserve at Godley Station Phase II, a third party development community, and $40 thousand was from the Merritt at Godley Station Phase I, a joint venture development community in which Merry Land has a 35% ownership interest. Both of these developments are located in Savannah.

           All the development fee income in 2001 and $80 thousand in 2000 was from the Preserve at Godley Station Phase I, while $1.1 million of the development fees in 2000 were earned under agreements with Equity Residential in connection with our predecessor’s merger into that company.

           Sale of Condominiums. We have sold six out of the seven condominium units at 214 Calhoun Street in Charleston; four units in 2001 and two units in 2002. Total sales proceeds have been $1.7 million, and we have recognized a cumulative pretax gain of $283 thousand. The pretax gain recognized in 2002 was $62 thousand on total sales of $562 thousand. Construction on these condominiums was completed in October 2000 at a total cost of $1.7 million.

           Sale of Land. In 2002, we sold a 6 acre tract of land from the Brickyard Tract in Augusta for $103 thousand, recognizing a pretax gain of $99 thousand and we received an additional $40 thousand in income from the 2000 sale of the Lakeridge tract located in Florida.

           In 2001, we closed the sale of a 489-acre tract of clay land in Richland County, South Carolina for $1.1 million, recognizing a pretax gain of $609 thousand. We retained the right to any clay royalties, should the tract be mined under the current clay lease.

           During 2000 the company sold three parcels of land and two commercial buildings for a total of $1.3 million and a pretax gain of $452 thousand. In addition, Merry Land sold several acres of the Brickyard Tract in Augusta for a pretax gain of $21 thousand.

           Equity Investment Income. Merry Land reported a $53 thousand loss, a $9 thousand loss and $34 thousand in income from the Cypress Cove joint venture in 2002, 2001 and 2000, respectively. This was in addition to the $106 thousand and $74 thousand in management fee income earned related to our services for the property in 2001 and 2000, respectively. Merry Land’s management contract was terminated in 2001.

           Interest Expense. Total interest expense decreased $741 thousand to $6.2 million in 2002, from $7.0 million in 2001. The $609 thousand increase in construction loan interest was more than offset by the $1.2 million decrease in mortgage interest expense resulting from the purchaser’s assumption of the Magnolia Villas, West Wind, and Summit Place apartment mortgages in 2002 and of the Woodcrest apartment mortgage in 2001. (Dollars in thousands for the following table)

                                                                             Twelve months
                                             Change from      ---------------------------------------------
                                             2001 to 2002         2002            2001            2000
                                           ----------------   ------------   --------------   -------------
Line of credit                                 $    -           $    -          $    -          $  117
Term loan                                         (90)               -              90               -
Construction loans                                609            1,490             881             175
Mortgage loans                                 (1,242)           5,809           7,051           7,307
                                           ----------------   ------------   --------------   -------------
Total interest expense                           (723)           7,299           8,022           7,599

Capitalized for development                       (18)          (1,082)         (1,064)           (504)
                                           ----------------   ------------   --------------   -------------
Interest expense                                 (741)           6,217           6,958           7,095
Interest expense-discontinued operations          891             (766)         (1,657)         (1,670)
                                           ----------------   ------------   --------------   -------------
Net interest expense                           $  150           $ 5,451         $5,301          $5,425

           The increase in construction loan interest and the amount capitalized for development each year was due to the ongoing construction of the Merritt at James Island in Charleston and the Merritt at Whitemarsh in Savannah. The majority of the $256 thousand decrease in mortgage interest in 2001 from 2000 was from the purchaser’s assumption of the Woodcrest mortgage.

           In 2001, the company utilized the proceeds from a new $2.8 million term loan to repay the $1.5 million line of credit. During 2001, the term loan was repaid in full from the proceeds of the Calhoun Street condominium sales and the sale of the Woodcrest apartments in August.

           General and Administrative Expenses. General and administrative expenses increased to $4.2 million for 2002 from $3.8 million in 2001 and $3.5 million in 2000. The 10% increase in 2002 was primarily due to a greater number of corporate employees and an increase in legal, audit and recruiting costs.

           Loss from Continuing Operations before Taxes. The income from continuing operations before taxes and extraordinary item decreased $4.0 million to a $2.0 million loss for the twelve months ended December 31, 2002 from $2.0 million in income for 2001. This decrease was primarily due to the $1.2 million decrease in apartment income (net of rental and interest expenses), the $2.5 million decrease in the sales of land and other real estate and the $390 thousand increase in general and administrative expense.

           Income from continuing operations before taxes and extraordinary item increased $942 thousand for the twelve months ended December 31, 2001 from $1.1 million for 2000. The $2.1 million increase in gains from the sale of land and other real estate assets and the $428 thousand increase in third party management fee income were reduced by the $275 thousand decrease in apartment income (net of rental and interest expenses), the $1.0 million decrease in development fee income and the $283 thousand increase in general and administrative expense.

           Income from Discontinued Operations. In 2002, Merry Land sold the Magnolia Villas, West Wind and Summit Place apartments for a total of $24.3 million, net of $300 thousand in closing costs, recognizing a pretax gain of $6.5 million. Their total cost was $20.5 million and they had a net book value of $17.8 million. The total mortgage debt at their sale was $20.6 million. Their total net income after interest and income taxes was $132 thousand, $363 thousand and $311 thousand in 2002, 2001 and 2000, respectively.

           Income Taxes. The deferred income tax expense (benefit) for continuing operations was $(737) thousand, $768 thousand and $410 thousand for 2002, 2001 and 2000, respectively. The deferred income tax expense on the income from discontinued operations was $80 thousand, $222 thousand, and $190 thousand for 2002, 2001 and 2000, respectively. The deferred income tax from the gain on sale of the three apartments in 2002 was $2.5 million.

           Funds from Operations. Funds from operations decreased $686 thousand to $2.3 million for 2002 compared to $3.0 million in 2001 primarily due to the sale of the four apartment communities. The following is a reconciliation of net income to funds from operations. (In thousands)

                                                                                      Twelve months
                                                                              -------------------------------
                                                                                   2002            2001
                                                                              --------------  ---------------
(Loss) income from continuing operations                                         $(1,233)         $1,253
Add: depreciation of real estate owned                                             3,133           2,208
Add: tax benefit resulting from permanent difference in book and tax basis           209             209
Less: long term capital gain, net of tax effect                                      (86)         (1,613)
                                                                              --------------  ---------------
Funds from continuing operations                                                   2,023           2,057

Income from discontinued operations                                                4,174             363
Add: depreciation of real estate owned                                               138             559
Less: gain on sale of apartments, net of tax effect                               (4,042)              -
                                                                              --------------  ---------------
Funds from discontinued operations                                                   270             922

Total funds from operations                                                      $ 2,293          $2,979

Weighted average common shares outstanding--
          Basic                                                                    2,363           2,292
          Diluted                                                                  2,363           2,457

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

Liquidity and Capital Resources

           Financial Structure. We use debt to finance most of our acquisition and development activities and, as a result, are a highly leveraged company. Since the end of 2001 total debt has decreased by $12.9 million primarily due to the assumption of the $20.6 million in mortgages by the purchasers of the West Wind, Magnolia Villas and Summit Place apartments, and by the $578 thousand in principal paid on the remaining mortgages, but was offset by the $7.3 million increase in construction loans

           At December 31, 2002, total debt equaled 83% of total capitalization at cost and 79% of total capitalization with equity valued at market compared to 87% at cost and 83% at market at December 31, 2001. The following table compares our total debt to total capitalization at both December 31, 2002 and December 31, 2001. (Equity at market value was computed using 2.7 million common shares outstanding at both December 31, 2001 and December 31, 2002 and closing prices on these dates of $8.70 per share and $7.75 per share, respectively.)(Dollars in thousands)

                                             December 31, 2002
                           -------------------------------------------------------
                                                        Equity at
                               Book      % of total   Market Value    % of total
                           ------------- ------------ --------------  ------------
Mortgage loans               $ 63,843        59%        $ 63,843          56%
Construction loans             26,753        24%          26,753          23%
                           ------------- ------------ --------------  ------------
  Total debt                   90,596        83%          90,596          79%
Common                         18,908        17%          23,845          21%
                           ------------- ------------ --------------  ------------
  Total capitalization       $109,504       100%        $114,441         100%

           Nine separate wholly owned limited liability companies or limited partnerships own our nine completed apartment communities. The existing mortgage financing restricts any of the limited liability or limited partnership companies from making loans to the company, and distributions from each limited liability company or limited partnership may be restricted because of loan requirements to maintain adequate capitalization. Each limited liability company or limited partnership is a separate legal entity and its assets and liabilities are neither available to pay the debts of the company nor constitute obligations of the company. At December 31, 2002, the amount of cash restricted by the mortgages was approximately $1.2 million.

           Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, lines of credit, construction loans, and the possible sale of land or other assets. Our primary short-term liquidity needs include operating expenses, capital improvements, purchase of land, the completion of the Merritt at Whitemarsh and the Merritt at James Island development communities, and the development of the Merritt at Central Park and the Merritt at Godley Station apartment communities and the development of the First Ward property. Possible additional construction costs and a slower than projected lease up of the Merritt at Whitemarsh and the Merritt at James Island development communities may have a negative impact on our short term cash requirements. In addition, a weakening national economy might continue to adversely affect the cash generated by our stabilized communities.

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

           Cash Flows. Cash and cash equivalents totaled $2.9 million at December 31, 2002, down $617 thousand from $3.6 million at December 31, 2001. Net cash provided by continuing operations was $1.4 million. We expended $1.8 million for capital improvements on existing properties and for renovating our new corporate offices. Merry Land received $4.1 million from both the sale and operations of West Wind, Magnolia Villas and Summit Place. We spent $2.2 million net of construction loans on the existing developments, invested $1.2 million in the Merritt at Godley Station development joint venture, and spent $1.2 million in acquisition and predevelopment costs for Central Park. The $1.1 million provided by the 624 Ellis Street mortgage was offset by the $701 thousand in principal and escrow payments on the existing mortgages. We also received $142 thousand from the sale of land and advanced the ESOP an additional $189 thousand.

           Cash and cash equivalents totaled $3.6 million at December 31, 2001, down $900 thousand from $4.5 million at December 31, 2000. While net cash provided by continuing operations was $3.3 million, the company utilized $1.4 million for capital expenditures on existing properties. Cash provided from discontinued operations was $1.0 million. We also spent $3.1 million net of construction loans on two developments and acquired the Jasper County, South Carolina development land for $1.3 million. The Jasper County land was financed by a portion of the new $2.8 million term loan; the loan’s remaining proceeds were used to pay off the $1.5 million line of credit. We realized net proceeds of $1.6 million from the sale of the Woodcrest apartments and $1.1 million from the sale of the LaBorde land. We used $2.8 million of the net proceeds from the sale of the Calhoun Street condominiums, the Woodcrest apartments and the Laborde land to pay down the new term loan. We also received a net $400 thousand from the repayment of our loan to the ESOP and other receivables and spent a total of $1.4 million on mortgage principal and additional escrow payments on existing communities.

           Cash and cash equivalents increased $1.4 million to $4.5 million at December 31, 2000 from $3.1 million at December 31, 1999. The $4.6 million in net cash provided from continuing and discontinued operations and the $1.3 million net cash provided from the sale of real estate was partially offset by the $2.0 million utilized for replacement and improvements, net of the $600 thousand mortgage reserve reimbursements, and the $2.0 million spent on development expenditures, including escrows and deferred loan costs, and net of the $5.4 million construction loan proceeds. The $730 thousand received from both the ESOP and other note receivable were offset by the $681 thousand in mortgage principal repayments and the $475 thousand invested in the Cypress Cove community joint venture.

Critical Accounting Policies

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

           When a project is completed and placed in service, it is depreciated on a straight-line basis over its estimated useful life. Projects are depreciated over 5 to 50 years. As required by generally accepted accounting principles, Merry Land periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or there are other indicators of impairment. Merry Land did not own any real estate assets that required an impairment charge in 2002.

           Inflation. Substantially all of our leases are for terms of one year or less, which should enable us to replace existing leases with new leases at higher rental rates in times of rising prices. We believe that this would offset the effect of cost increases stemming from inflation.

           Forward Looking Statements. This filing includes statements that are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding expectations with respect to market conditions, development projects, acquisitions, occupancy rates, capital requirements, sources of funds, expense levels, operating performance, and other matters. These assumptions and statements are subject to various factors, unknown risks and uncertainties, including general economic conditions, local market factors, delays and cost overruns in construction, completion and rent up of development communities, performance of consultants or other third parties, environmental concerns, and interest rates, any of which may cause actual results to differ from the company’s current expectations.

Part II
Item 7A--Quantitative and Qualitative Disclosures about Market Risk.

           The company does not enter into contracts for trading purposes and does not use leveraged instruments. None of the company’s notes receivable has variable interest rates. The following table summarizes Merry Land’s risk associated with notes payable and notes receivable as of December 31, 2002. The table includes principal payments and the related weighted average interest rates by expected year of maturity. (Dollars in thousands)

                                                      Expected fiscal year of maturity
                        ---------------------------------------------------------------------------------------------
                           2003        2004        2005        2006        2007      Thereafter    Total    Fair value
                        ----------   ---------   ---------   ---------   ---------   ----------   -------   ----------
Debt:                    $13,309       $799        $880       $ 845       $1,791       $72,973     $90,597    $90,597
Avg. interest rate           7.5%       7.5%        7.5%        7.5%         5.8%          7.4%        7.3%

Notes receivable:        $    40       $ 42        $ 45       $  47       $   50       $   115     $   339    $   339
Avg. interest rate           6.1%       6.1%        6.1%        6.1%         6.1%          6.2%        6.1%

Part II
Item 8--Financial Statements and Supplementary Data

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                December 31, 2002      December 31, 2001
                                                                                -------------------   --------------------
ASSETS
Real estate assets, at cost:
    Land held for mining, development and sale                                      $  4,185,624           $  4,658,330
    Apartments                                                                       104,284,968             78,805,397
    Commercial rental property                                                         3,371,086              2,564,034
    Furniture and equipment                                                            2,009,367              1,971,482
    Development in progress                                                            8,152,440             21,828,302
                                                                                 ------------------     ------------------
        Total cost                                                                   122,003,485            109,827,545
    Accumulated depreciation and depletion                                           (19,301,776)           (16,096,022)
                                                                                 ------------------     ------------------
                                                                                     102,701,709             93,731,523

INVESTMENT IN JOINT VENTURES                                                           1,539,930                421,932

Cash and cash equivalents                                                              2,984,334              3,601,636

ESCROWED CASH                                                                          1,748,261              1,963,745

OTHER ASSETS
  Assets of discontinued operations                                                            -             17,589,533
  Notes receivable                                                                       339,115                377,867
  Deferred loan costs                                                                  1,281,098              1,393,741
  Other receivables                                                                      398,795                363,719
  Deferred tax asset                                                                   2,322,511              4,140,846
  Other                                                                                  275,183                116,627
                                                                                 ------------------     ------------------
                                                                                       4,616,702             23,982,333
                                                                                 ------------------     ------------------
TOTAL ASSETS                                                                        $113,590,936           $123,701,169
                                                                                 ==================     ==================
NOTES PAYABLE
  Liabilities of discontinued operations                                            $          -           $ 20,640,043
  Construction loans                                                                  26,753,291             19,438,919
  Mortgage loans                                                                      63,843,303             63,381,593
                                                                                 ------------------     ------------------
                                                                                      90,596,594            103,460,555
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
  Accrued interest                                                                       561,959                694,166
  Accrued property taxes                                                                 414,066                563,816
  Construction retainage                                                               1,772,821              1,431,717
  Payables and accrued liabilities                                                     1,337,153              1,803,455
                                                                                 ------------------     ------------------
                                                                                       4,085,999              4,493,154
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, at $1 stated value, 5,000,000 shares authorized, and 2,740,763
  and 2,714,086 shares issued and outstanding in 2002 and 2001, respectively.          2,740,763              2,714,086
  Capital surplus                                                                      9,955,892              9,686,018
  Unamortized compensation                                                            (1,613,909)            (1,725,590)
  Cumulative undistributed net earnings                                                8,186,230              5,245,288
  Receivable from ESOP                                                                  (360,633)              (172,342)
                                                                                 ------------------     ------------------
                                                                                      18,908,343             15,747,460
                                                                                 ------------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $113,590,936           $123,701,169
                                                                                 ==================     ==================

The accompanying notes are an integral part of these consolidated balance sheets.

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                                                Years ended December 31,
                                                                ----------------------------------------------------------
                                                                      2002                 2001                 2000
                                                                ------------------    ----------------     ---------------
INCOME
Rental income                                                       $ 15,084,313        $14,752,669         $14,730,832
Royalty income                                                           663,210            599,266             608,860
Interest income                                                           61,349            133,960             211,066
Management fees                                                          384,640            593,632             166,375
Development fees                                                         194,300             20,000           1,212,771
Sale of condominiums                                                     561,836          1,081,700                   -
Gain on sale of apartments                                                     -          1,999,259                   -
Gain on sale of land                                                     138,742            609,056             472,542
Sale of mitigation credits                                               196,794                  -                   -
Other income                                                             101,678             26,197              34,429
                                                                ------------------    ----------------     ---------------
                                                                      17,386,862         19,815,739          17,436,875
EXPENSES
Rental expense                                                         5,940,603          5,494,426           5,085,211
Cost of condominiums sold                                                500,325            860,685                   -
Interest expense                                                       5,451,099          5,301,454           5,424,921
Depreciation                                                           3,205,753          2,286,135           2,274,360
Amortization                                                              90,818             73,559              77,332
General and administrative expense                                     4,167,669          3,777,752           3,494,659
                                                                ------------------    ----------------     ---------------
                                                                      19,356,267         17,794,011          16,356,483
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                 (1,969,405)         2,021,728           1,080,392
                                                                ------------------    ----------------     ---------------
Income tax (benefit) expense                                            (736,545)           768,621             410,186
                                                                ------------------    ----------------     ---------------
(LOSS) INCOME FROM CONTINUTING OPERATIONS                             (1,232,860)         1,253,107             670,206

Income from apartments sold, net of income tax expense of
$80,937, $221,903, and $190,453 for 2002, 2001, and 2000
respectively 132,223 362,514 311,135 Gain from sale of
apartments, net of $2,473,943 in income taxes                          4,041,579                  -                   -
                                                                ------------------    ----------------     ---------------
INCOME FROM DISCONTINUED OPERATIONS                                    4,173,802            362,514             311,135

NET INCOME                                                          $  2,940,942        $ 1,615,621         $   981,341
                                                                ==================    ================     ===============
Weighted average shares
  Basic                                                                2,363,420          2,292,491           2,228,515
  Diluted                                                              2,363,420          2,456,803           2,324,364

EARNINGS FROM CONTINUING OPERATIONS PER SHARE
  Basic                                                             $      (0.52)       $      0.55         $      0.30
  Diluted                                                           $      (0.52)       $      0.51         $      0.29

EARNINGS FROM DISCONTINUED OPERATIONS PER  SHARE
  Basic                                                             $       1.77        $      0.16         $      0.14
  Diluted                                                           $       1.77        $      0.15         $      0.13

EARNINGS PER SHARE
  Basic                                                             $       1.24        $      0.71         $      0.44
  Diluted                                                           $       1.24        $      0.66         $      0.42

The accompanying notes are an integral part of these consolidated statements.

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                            -------------------------------------------------------
                                                                  2002               2001               2000
                                                            ----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 2,940,942       $ 1,615,621         $   981,341
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Income from discontinued operations, net of taxes        (4,173,802)         (362,514)           (311,135)
      Deferred income tax (benefit) expense                      (736,545)          768,621             410,186
      Gain on sale of property and land                          (138,742)       (2,608,315)           (472,542)
      Cost of condominiums sold                                   500,325           860,685                   -
      Cost of mitigation credits sold                              71,688                 -                   -
      Depreciation and amortization expense                     3,296,571         2,359,694           2,359,694
      Amortization of compensation element of                     361,734           323,940             288,813
         restricted stock grants
      (Decrease) increase in net payables and liabilities        (507,484)          709,138             206,681
      (Increase) decrease in other assets and  receivables       (263,198)         (388,600)            112,423
                                                            ----------------  -----------------  ------------------
         Net cash provided by operating activities              1,351,489         3,278,270           3,575,461

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for development                             (9,425,947)      (17,174,029)         (5,805,851)
      (Purchase) and sale of real property and land            (1,084,720)        7,642,118           1,266,097
      Capitalized costs, improvements and replacements         (1,757,746)       (1,355,597)         (1,972,393)
      (Increase) decrease in receivable from ESOP                (188,291)          217,230             628,360
      (Investments in) distributions from joint ventures       (1,225,000)           52,610            (474,512)
      Payments received on notes receivable                        38,752            84,789             101,417
                                                            ----------------  -----------------  ------------------
         Net cash used in investing activities                (13,642,952)      (10,532,879)         (6,256,882)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from construction loans                           7,314,372        14,075,051           5,363,868
     Repayment of line of credit                                        -        (1,500,000)                  -
     Net proceeds from (repayment of) mortgage loans              461,710        (6,826,325)           (524,999)
     (Increase) decrease in mortgage escrow                      (192,393)         (670,316)            470,134
     Decrease (increase) in development escrow                    283,641           444,684          (1,165,981)
     Increase  in deferred loan costs                            (255,065)          (75,000)           (490,253)
                                                           ----------------  -----------------  ------------------
         Net cash provided by financing activities              7,612,265         5,448,094           3,652,769

CASH FLOWS FROM DISCONTINUED OPERATIONS:                      $ 4,061,896       $   955,962         $   413,469

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          $  (617,302)      $  (850,553)        $ 1,384,817

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              $ 3,601,636       $ 4,452,189         $ 3,067,372
                                                           ----------------  -----------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,984,334       $ 3,601,636         $ 4,452,189
                                                           =================  =================  ==================
Interest paid                                                 $ 7,431,060       $ 7,978,737         $ 7,580,699
Income taxes paid                                             $      -          $       487         $         -

The accompanying notes are an integral part of these consolidated statements.

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Cumulative
                                                                                                     undistributed      Total
                                                       Common stock        Capital     Unamortized   net earnings    stockholders'
                                                   Shares      Amount      surplus     compensation   (deficit)         equity
                                                 ----------- ----------- ------------  ------------- ------------    -------------
BALANCE, DECEMBER 31, 1999                       2,601,300   $2,601,300   $8,121,084    $(1,710,055)  $2,648,326      $11,660,655
                                                 =========== =========== ============  ============= ============    =============
Net income                                               -            -            -              -      981,341          981,341
Issuance of restricted stock grants                 80,000       80,000      325,000       (405,000)           -                -
Forfeiture of restricted stock grants              (14,334)     (14,334)     (60,729)        75,063            -                -
Amortization of compensation element of
   restricted stock                                      -            -            -        288,813            -          288,813
Repayment of notes receivable to the ESOP                -            -      628,360              -            -          628,360
                                                 ----------- ----------- ------------  ------------- ------------    -------------

BALANCE, DECEMBER 31, 2000                       2,666,966   $2,666,966   $9,013,715    $(1,751,179)  $3,629,667      $13,559,169
Net income                                               -            -            -              -    1,615,621        1,615,621
Issuance of restricted stock grants                 71,000       71,000      361,750       (401,250)           -           31,500
Forfeiture of restricted stock grants              (23,880)     (23,880)     (79,019)       102,899            -                -
Amortization of compensation element of
   restricted stock                                      -            -            -        323,940            -          323,940
Repayment of notes receivable from the ESOP              -            -      217,230              -            -          217,230
                                                 ----------- ----------- ------------  ------------- ------------    -------------

BALANCE, DECEMBER 31, 2001                       2,714,086   $2,714,086   $9,513,676    $(1,725,590)  $5,245,288      $15,747,460
                                                 =========== =========== ============  ============= ============    =============
Net income                                               -            -            -              -    2,940,942        2,940,942
Issuance of restricted stock grants                 56,000       56,000      402,800       (412,300)           -           46,500
Forfeiture of restricted stock grants              (29,323)     (29,323)    (132,924)       162,247            -                -
Amortization of compensation element of
   restricted stock                                      -            -            -        361,734            -          361,734
Issuance of notes receivable from the ESOP               -            -     (188,293)             -            -         (188,293)
                                                 ----------- ----------- ------------  ------------- ------------    -------------

BALANCE, DECEMBER 31, 2002                       2,740,763   $2,740,763   $9,595,259    $(1,613,909)  $8,186,230      $18,908,343
                                                 =========== =========== ============  ============= ============    =============

The accompanying notes are an integral part of these consolidated statements.

Merry Land Properties, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

           Merry Land Properties, Inc. was formed on September 3, 1998 as a corporate subsidiary of Merry Land & Investment Company, Inc., Inc. On October 15, 1998 the common stock of Merry Land Properties was spun off to the common shareholders of Merry Land & Investment Company, Inc. on the basis of one share of Merry Land Properties stock for every twenty shares of Merry Land & Investment Company, Inc.

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

Real Estate Assets and Depreciation

           Real estate assets are carried at depreciated cost except when it is determined that the asset’s carrying value may not be recoverable. When factors indicate that a real estate asset held for use should be evaluated for possible impairment, the company uses an estimate of the future undiscounted net cash flows of the related asset over the remaining useful life in measuring whether the asset is recoverable. The impairment is measured as the difference between the carrying value and the estimated fair value. The company estimates fair value based on sales prices for comparable assets or discounted future cash flows. Assets held for sale are valued at the lesser of carrying costs or estimated fair market value, less costs to sell.

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

Equity Investment in Joint Ventures

           In 2002, the company invested $1.2 million to acquire a 35% interest in Merritt at Godley Station, LLC, a newly created joint venture with a third party investor. The joint venture purchased 51.9 acres located in Savannah, Georgia on which it plans to build up to 648 apartments in two phases. The company has accounted for its investment under the equity method of accounting. At December 31, 2002, the joint venture had $3.5 million in total assets, which includes the land acquisition and development costs of $2.9 million.

           In 2000, the company acquired a 10% interest in the Cypress Cove joint venture, which is accounted for under the equity method of accounting. The company’s investment in the joint venture was $335 thousand at December 31, 2002. The company has recorded $53 thousand in losses, $9 thousand in losses and $34 thousand in income related to its equity interest in the joint venture during 2002, 2001 and 2000, respectively. The company also provided management services to the Cypress Cove property, and has recorded management fees related to these services of $106 thousand and $74 thousand during 2001 and 2000, respectively. The company no longer manages the communities.

           At December 31, 2002, the Cypress Cove joint venture, which owns an apartment community in Melbourne, Florida, had $18.5 million in total assets and $15.8 million in total liabilities. In 2002, its net loss was $500 thousand on $2.8 million in revenue, $1.3 million in operating expenses, $900 thousand in depreciation and $1.1 million in interest expense.

Cash and Cash Equivalents

           For purposes of the consolidated statements of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Income Taxes

           In conjunction with the spin off, the company became a taxable “C” corporation and began accounting for income taxes under SFAS No. 109 “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and regulations that may be in effect when the differences are expected to reverse.

Earnings Per Share and Share Information

           Basic earnings per common share are computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under the company’s Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method. Since the company had a loss from continuing operations for 2002, all stock equivalents were antidilutive during this period and should be excluded from weighted shares outstanding.

           A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                     2002          2001           2000
                                                  -----------   -----------    -----------
Weighted average shares outstanding-basic          2,363,420     2,292,491      2,228,515
Dilutive potential common shares (1)                       -       164,312         95,849
                                                  -----------   -----------    -----------
Weighted average shares outstanding-diluted        2,363,420     2,456,803      2,324,364

         (1)    Dilutive potential common shares not included in 2002 because the company's continuing operations was in a loss position for the period ended December 31, 2002. The total potential common shares outstanding were 2,546,878 at December 31, 2002.

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

Recent Accounting Pronouncements

           In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addressed the treatment of assets held for sale or to be otherwise disposed of, the evaluation of impairment for long-lived assets, and the reporting of discontinued operations. The company adopted SFAS No. 144 effective January 1, 2002 and the adoption of this standard resulted in the company reporting any gains or losses recognized on certain sales of its long-lived assets in discontinued operations, and the results of operations of certain long-lived assets classified as held for sale are also reported in discontinued operations. See Note 3, for further discussion and disclosure related to this standard.

           In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the company.

           In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Other Activity (including Certain Costs Incurred in a Restructuring). The company will adopt the provisions of SFAS No. 146 effective January 1, 2003.

           In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of SFAS Nos. 5, 57, and 107, and recession of FASB Interpretation No. 34. The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. This interpretation had no effect on the financial position and results of operations of the company.

           In December 2002, SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued which amends SFAS No. 123, Accounting for Stock-Based Compensation. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This standard had no effect of the financial position and results of operations of the company.

           At December 31, 2002, the company had two stock-based employee compensation plans, which are described more fully in Note 6 and 7. The company accounts for those plans under the recognition and measurement principles of SFAS No. 123, Accounting for Stock Based Compensation, and related Interpretations, which requires compensation costs to be recognized at the market price for the shares at the grant date. The company’s employee stock ownership plan is a noncompensatory plan in accordance with SFAS No. 123. The management incentive plan is considered compensatory, with the company recording compensation expense equal to the market price of the stock as of the grant date over the related vesting periods. The company recorded compensation expense of $362 thousand, $324 thousand and $290 thousand during fiscal years 2002, 2001 and 2000, respectively, related to these stock-based employee compensation plans.

           In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation is not expected to have a significant impact on the financial position and results of operations of the company.

3.      Discontinued Operations and Apartment for Sale

           In 2002, the company sold Magnolia Villas, West Wind and Summit Place apartments for a total of $24.6 million, recognizing a pretax gain of $6.5 million. As a result of the sales, the company’s financial statements have been prepared with these three community’s net assets, results of operations, cash flows, and their gain from sale isolated and shown as “discontinued operations.” All historical statements have been restated to conform to this presentation in accordance with SFAS No. 144.

           Summarized financial information for the discontinued operations and apartments held for sale are as follows:

                                                    Twelve months ended December 31,
                                     ----------------------------------------------------------------
                                            2002                   2001                   2000
                                     ------------------     ------------------     ------------------
Rental income                         $   2,011,853           $   4,457,594          $   4,332,528
Operating expenses                         (885,159)             (1,628,905)            (1,590,619)
Depreciation                               (137,278)               (558,588)              (541,174)
                                     ------------------     ------------------     ------------------
Operating income                            989,416               2,270,101              2,200,735
Interest expense                           (765,756)             (1,656,671)            (1,670,133)
Amortization expense                        (10,500)                (29,013)               (29,014)
                                     ------------------     ------------------     ------------------
Net income before taxes                     213,160                 584,417                501,588
ncome tax expense                           (80,937)               (221,903)              (190,453)
                                     ------------------     ------------------     ------------------
Net income after taxes                $     132,223           $     362,514          $     311,135

                                      December 31, 2001
                                     ------------------
Apartments sold                       $  20,197,114
Accumulated depreciation                 (2,607,581)
                                     ------------------
   Net book value                        17,589,533
Mortgage debt                           (20,640,043)
                                     ------------------
   Net liabilities                    $  (3,050,510)
                                     ==================

           In August 2001, Woodcrest apartment community was sold for $8.0 million, recognizing a gain of $2.0 million but is not included as part of discontinued operations as the accounting standards of SFAS No. 121 and APB Opinion No. 30 were still in effect. The community’s net rental income (rental income less rental expense and depreciation) for 2001 was $515 thousand on gross rents of $987 thousand and operating expenses, excluding depreciation, of $364 thousand. Interest and loan amortization expense for this period was $319 thousand. Net rental income for 2000 was $878 thousand on gross rents of $1.5 million and operating expenses of $535 thousand. Interest and loan amortization expense was $521 thousand for this period.

4.     Notes Receivable

           At December 31, 2002 and 2001 notes receivable consisted of the following:

                                                                                          Note Balances
                                                                 Original       -------------------------------
                             Rate              Due               Amount               2002            2001
        ----------------- ------------ -------------------- ------------------  ---------------  --------------
        Brothersville        6.00%        November-2012          $  675,000        $ 292,936        $317,163
        Brothersville       10.00%       September-2002             327,600                -          11,402
        New Zion             7.00%        November-2012              60,000           46,179          49,302
                                                            ------------------  ---------------  --------------
        Total                                                    $1,062,600        $ 339,115        $377,867

5.     Debt

           At December 31, 2002 and 2001 debt consisted of the following:

                                                 Maturity Date   Interest Rate         2002             2001
                                                 -------------- ----------------- ---------------- --------------
Line of credit                                    06/24/2001        LIBOR+1.25%     $         -    $           -
Construction/permanent loan-James Island LP (1)   04/19/2040              8.65%      14,198,604       13,207,458
Construction loan - Whitemarsh LLC                12/17/2003        LIBOR+2.00%      12,554,687        6,231,461
Mortgage Loan-624 Ellis Street                    02/20/2007        LIBOR+2.00%       1,040,147                -
Mortgage Loan-Huntington LLC                      09/01/2007              7.97%       4,953,315        4,997,496
Mortgage Loan-Magnolia Villas LLC (2)             09/01/2007              7.97%               -        4,658,366
Mortgage Loan-Summit Place LLC (2)                09/01/2007              7.97%               -        6,958,552
Mortgage Loan-Greentree LLC                       07/01/2009              7.73%       6,527,545        6,589,824
Mortgage Loan-Marsh Cove LLC                      07/01/2009              7.73%       7,927,484        8,003,120
Mortgage Loan-Quarterdeck LLC                     07/01/2009              7.73%       9,678,025        9,770,383
Mortgage Loan-Waters Edge LLC                     07/01/2009              7.73%       6,991,412        7,058,131
Mortgage Loan-West Wind LLC (2)                   07/01/2009              7.73%               -        9,023,125
Mortgage Loan-Hammocks LLC                        09/01/2011              7.99%      18,306,400       18,468,921
Mortgage Loan-Windsor Place LLC                   09/01/2011              7.99%       8,418,976        8,493,718
                                                                                  ---------------- --------------
Total                                                                               $90,596,594    $ 103,460,555

           (1)     Represents 8.375% during construction, 8.15% permanent financing and 0.5% insurance premiums.
           (2)     Communities sold in 2002; mortgage debt assumed by purchasers.

           Construction on the Merritt at James Island is complete. The permanent loan commitment is $16.2 million but will not be funded until the settlement of disputes with the general contractor.

           The total loan commitment on the Merritt at Whitemarsh is $14.5 million.

           In February 2002, the company borrowed $1.1 million secured by the Ellis Street office building located in Augusta.

           The aggregate maturities of notes payable at December 31, 2002 are as follows (dollars in thousands):

                   2003                   $ 13,309
                   2004                        799
                   2005                        880
                   2006                        845
                   2007                      1,791
                   2008 and thereafter      72,973
                                         ----------
                        Total             $ 90,597

6.     Management Incentive Plan

           In October 1998, the stockholders of Merry Land Properties approved the 1998 Management Incentive Plan. In October 1998, fifteen employees, including the company’s three executive officers, received restricted stock grants totaling 446,318 shares of the company’s common stock, which are forfeitable in the event the employee terminates service prior to vesting (except upon death or disability). The common stock received under the original Management Incentive Plan was originally intended to vest for all employees in fifteen equal annual installments beginning on the date granted.

           In January 2000, additional restricted stock grants in lieu of cash bonuses for a total of 50,000 shares were awarded to three executive officers that will vest in five equal annual installments beginning one year from the date granted. In addition, the original awards for certain non-executive employees were amended reducing the vesting period.

           In April 2000, the stockholders of the company approved the 2000 Management Incentive Plan under which 250,000 common stock shares were made available for grants. During 2000, net additional restricted stock grants for approximately 16,000 shares were awarded to non-key executive employees.

           In January 2001, additional restricted stock grants totaling 30,000 shares were awarded to three executive officers in lieu of cash bonuses that will vest in five equal annual installments beginning one year from the date granted. During 2001 additional restricted stock grants net of forfeitures, totaling 11,000 shares were awarded to non-key executive employees.

           In 2002, additional restricted stock grants totaling 45,000 shares were awarded to four executive officers in lieu of cash bonuses that will vest in five equal annual installments beginning one year from the date granted. During 2002 additional restricted stock grants net of forfeitures, totaling 5,000 shares were awarded to non-key executive employees leaving approximately 178,552 common shares available for grant at the end of 2002.

7.      Employee Stock Ownership Plan

           In October 1998, Merry Land Properties adopted and assumed Merry Land & Investment Company, Inc.‘s Employee Stock Ownership Plan. Under the plan, the company makes annual contributions to a trust for the benefit of eligible employees in the form of either cash or common shares of the company. The amount of the annual contribution is made at the discretion of the Board of Directors. The company contributed $299 thousand, $170 thousand and $268 thousand to the ESOP in 2002, 2001 and 2000, respectively, which has been recorded as a reduction of the receivable from ESOP in the accompanying consolidated financial statements.

           In 1999, the company loaned the ESOP $1.0 million to buy approximately 200,557 shares of Merry Land’s common stock. The note bears an interest rate equal to the thirty-day LIBOR plus 2.5%, which is due in March 2004. The ESOP paid the company $11 thousand, $11 thousand and $62 thousand in interest in 2002, 2001, and 2000, respectively. The loan balance at the end of 2002 was $361 thousand.

           In August 2000, the company established a deferred compensation plan under Code Section 401(k) of the Internal Revenue Code. The company will provide a 50% match on the employees’ contributions. The employees’ contributions are limited to 6% of annual salary with a maximum contribution of $11,000 for each employee in 2002. In 2002, 2001 and 2000 the company’s contribution was $42 thousand, $49 thousand and $22 thousand, respectively, which has been recorded as part of general and administrative expenses in the accompanying consolidated financial statements.

8.     Common Dividends

           The company did not pay any dividends to common stockholders in 2002 or 2001.

9.     Income Taxes

           As discussed in Note 2, the company is a taxable "C" corporation.

           The components of the income tax provision are as follows:

                                      2002            2001             2000
                                --------------- --------------- ------------------
Current federal tax               $        -       $       -        $       -
Current state tax                          -               -                -
Deferred federal tax               1,530,926         833,960          515,245
Deferred state tax                   287,409         156,564           85,394
                                --------------- --------------- ------------------
 Income tax provision             $1,818,335       $ 990,524        $ 600,639

           The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                                   2002                    2001                   2000
                                                          ---------------------- --------------------- ----------------------
                                                                         % Of                  % Of                    % Of
                                                                        Pretax                Pretax                  Pretax
                                                           $ Amount     Income    $ Amount    Income    $ Amount      Income
                                                           ----------   ------    ---------   ------    ---------     ------
Income tax expense at statutory rate                       $1,618,154    34.0%    $ 886,089    34.0%    $ 537,874      34.0%
Increases in taxes resulting from:
  State and local income taxes, net of federal income tax     200,181     4.0%      104,435     4.0%       62,765       4.0%
  benefit                                                  ----------   ------    ---------   ------    ---------     ------
Total income tax expense                                   $1,818,335    38.0%    $ 990,524    38.0%    $ 600,639      38.0%

           Significant components of the company's net deferred income taxes are as follows:

                                                                         Dec. 31, 2002      Dec. 31, 2001
                                                                         -------------      -------------
Excess of tax basis of assets over book basis resulting from spin off      $3,872,190         $5,330,923
Net operating loss carry forward                                            2,651,620            887,673
Accelerated depreciation                                                   (4,201,299)        (2,077,750)
                                                                           -----------        -----------
Total deferred tax asset                                                   $2,322,511         $4,140,846

           SFAS No. 109 requires a valuation allowance be provided to reduce the amount of the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that no valuation allowance at December 31, 2002 or 2001 is required.

10.     Fair Value of Financial Instruments

           Management estimates that the carrying value of cash and cash equivalents, notes receivable and notes payable approximate their fair values when compared to instruments of similar type, maturity and terms.

11.     Segment Information

           The company has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following information has been presented in a presentation consistent to the information utilized by the chief decision makers in managing the company. The company measures performance for each segment based on segment income.

                                                               Commercial      Third Party
December 31, 2002                              Apartments        & Land          Services        Corporate       Consolidated
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Real estate rental revenue                    $14,639,827      $   444,486       $        -     $          -      $ 15,084,313
Real estate expense                            (5,631,395)        (309,208)               -                -        (5,940,603)
Depreciation and amortization                  (2,795,112)        (264,508)               -         (236,951)       (3,296,571)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Income from real estate                         6,213,320         (129,230)               -         (236,951)        5,847,139
Other income                                            -        1,254,557          384,640          163,027         1,802,224
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Segment income                                  6,213,320        1,125,327          384,640          (73,924)        7,649,363
Interest expense                                        -                -                -       (5,451,099)       (5,451,099)
General and administrative                       (881,025)        (489,968)        (752,546)      (2,044,130)       (4,167,669)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Income before taxes                             5,332,295          635,359         (367,906)      (7,569,153)       (1,969,405)
Income tax benefit                                      -                -                -          736,545           736,545
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Net income-continuing operations                5,332,295          635,359         (367,906)      (6,832,608)       (1,232,860)
Income-discontinued operations                  7,504,939                -                -       (3,331,137)        4,173,802
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Net income                                    $12,837,234      $   635,359       $ (367,906)    $(10,163,745)     $  2,940,942
                                           ================ ================ ================ ================ =================
Capital investments                           $ 1,020,714      $11,522,743       $        -     $     37,885      $ 12,581,342
                                           ================ ================ ================ ================ =================
Total real estate assets                      $87,917,717      $14,650,721       $        -     $    133,271      $102,701,709
                                           ================ ================ ================ ================ =================

                                                               Commercial      Third Party
December 31, 2001                              Apartments        & Land          Services        Corporate       Consolidated
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Real estate rental revenue                    $14,389,415      $   363,254       $        -     $          -      $ 14,752,669
Real estate expense                            (5,142,956)        (351,470)               -                -        (5,494,426)
Depreciation and amortization                  (1,920,805)        (208,508)               -         (230,381)       (2,359,694)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Income from real estate                         7,325,654         (196,724)               -         (230,381)        6,898,549
Other income                                    2,034,284        1,449,337          593,672          125,092         4,202,385
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Segment income (loss)                           9,359,938        1,252,613          593,672         (105,289)       11,100,934
Interest expense                                        -                -                -       (5,301,454)       (5,301,454)
General and administrative                       (900,444)        (398,706)        (776,103)      (1,702,499)       (3,777,752)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Income before taxes                             8,459,494          853,907         (182,431)      (7,109,242)        2,021,728
Income tax expense                                      -                -                -         (768,621)         (768,621)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Net income-continuing operations                8,459,494          853,907         (182,431)      (7,877,863)        1,253,107
Income-discontinued operations                  2,270,101                -                -       (1,907,587)          362,514
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Net income                                    $10,729,595      $   853,907       $ (182,431)    $ (9,785,450)     $ 1,615,621
                                           ================ ================ ================ ================ =================
Capital investments                           $ 1,027,938      $17,578,576       $        -     $     65,652      $ 18,672,166
                                           ================ ================ ================ ================ =================
Real estate assets-continuing operations      $65,233,257      $28,256,746       $        -     $    241,519      $ 93,731,522
Real estate assets-discontinued operations     17,589,533                -                -                -        17,589,533
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Total real estate assets                      $82,822,790      $28,256,746       $        -     $    241,519      $111,321,055
                                           ================ ================ ================ ================ =================

                                                               Commercial      Third Party
December 31, 2000                              Apartments        & Land          Services        Corporate       Consolidated
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Real estate rental revenue                    $14,306,119      $   424,713       $        -     $          -      $ 14,730,832
Real estate expense                            (4,769,101)        (316,110)               -                -        (5,085,211)
Depreciation and amortization                  (1,847,047)        (208,508)               -         (296,137)       (2,351,692)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Income from real estate                         7,689,971          (99,905)               -         (296,137)        7,293,929
Other income                                             -       2,294,173          166,375          245,495         2,706,043
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Segment income                                  7,689,971        2,194,268          166,375          (50,642)        9,999,972
Interest expense                                        -                -                -       (5,424,921)       (5,424,921)
General and administrative                       (740,754)       (280,891)        (151,949)       (2,321,065)       (3,494,659)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Income before taxes                             6,949,217        1,913,377           14,426       (7,796,628)        1,080,392
Income tax expense                                      -                -                -         (410,186)         (410,186)
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Net income-continuing operations                6,949,217        1,913,377           14,426       (8,206,814)          670,206
Income-discontinued operations                  2,200,735                -                -       (1,889,600)          311,135
                                           ---------------- ---------------- ---------------- ---------------- -----------------
Net income                                    $ 9,149,952      $ 1,913,377       $   14,426     $(10,096,414)         $981,341
                                           ================ ================ ================ ================ =================

12.      Commitments and Contingencies

           The company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial condition of the company.

           The company is subject to the usual obligations associated with entering into contracts for the development and management of the routine conduct of its business.

13.     Subsequent Events

           On February 19, 2003, the company entered into an agreement to merge Merry Land Properties, Inc. into a subsidiary of Cornerstone Realty Income Trust, Inc., a New York Stock Exchange listed real estate investment trust (REIT) headquartered in Richmond, Virginia. Cornerstone will issue new securities to the holders of Merry Land’s common shares. The total value of the common stock to be received by Merry Land shareholders (including common stock receivable upon conversion) as of the date of the merger agreement was approximately $42 million to Merry Land shareholders and Cornerstone will assume approximately $94 million in debt and other liabilities. The transaction will be tax free to the our shareholders and is expected to close in the second quarter 2003, subject to the approval of Merry Land’s shareholders and other customary closing conditions. The proposed transaction can be terminated at our option, if the closing price of Cornerstone’s common shares is below $6.50 per share for 10 of any 30 consecutive trading days prior to the consummation of the merger.

           Merry Land shareholders will receive 1.818 Cornerstone common shares and 0.220 shares of Cornerstone non-dividend paying Series B Convertible Preferred Stock for each Merry Land share. The preferred stock will be convertible into 0.220 Cornerstone common shares upon the completion and lease up of our Merritt at Whitemarsh project in Savannah and in certain other circumstances.

          In order to facilitate the merger transaction, a private company called Merry Land & Investment Company, LLC, has been formed by members of Merry Land’s management to buy the company’s non-apartment assets, which Cornerstone did not desire, and to continue development of apartment projects for Cornerstone.

           On February 25, 2003, a plaintiff claiming to be a shareholder of Merry Land filed a purported class action against Merry Land and its directors in the Superior Court of Richmond County, Georgia, alleging that the directors breached their fiduciary duties to the shareholders by approving the proposed merger transaction with Cornerstone Realty Income Trust, Inc. and related transactions, including the sale by Merry Land of the non-apartment assets to Merry Land & Investment Company, LLC. The action seeks, among other things, an injunction barring the transactions and the payment of the plaintiff’s attorneys’ and experts’ fees. Merry Land and its directors believe the action is without merit and will vigorously defend against the action.

14.     Quarterly Financial Information (unaudited)

           Quarterly information for the years ended December 31, 2002 and 2001 are as follows (dollars in thousands, except per share amounts):

                                                                             Year ended December 31, 2002
                                                      ----------------------------------------------------------------------------
                                                        First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                                      -----------------  -----------------   -----------------   -----------------
Rental income, net of rental expenses and interest       $   1,307          $   1,079           $   1,012            $    641
Gain from sale of apartments                                 5,249                  -                   -               1,291
Mineral royalties and mitigation credits                       124                278                 245                 215
Property management and development income                     209                168                 113                 150
Depreciation and amortization                                 (691)              (701)               (915)             (1,099)
Other                                                       (2,976)              (950)               (698)             (1,110)
                                                      -----------------  -----------------   -----------------   -----------------
   Net income                                            $   3,222          $    (126)          $    (243)           $     88

                                                                             Year ended December 31, 2001
                                                      -----------------------------------------------------------------------------
                                                        First Quarter      Second Quarter      Third Quarter       Fourth Quarter
                                                      ------------------  -----------------   -----------------   -----------------
Rental income, net of rental expenses and interest       $   1,201          $   1,120           $   1,134            $  1,184
Gain from sale of apartments                                     -                  -               1,999                   -
Mineral royalties and mitigation credits                       119                159                 156                 166
Property management and development income                     151                152                 339                 193
Depreciation and amortization                                 (626)              (627)               (610)               (587)
Other                                                         (823)              (798)             (1,751)               (635)
                                                      ------------------  -----------------   -----------------   -----------------
   Net income                                            $      22          $       6           $   1,267            $    321

INDEPENDENT AUDITORS' REPORT

To Merry Land Properties, Inc:

          We have audited the accompanying consolidated balance sheets of Merry Land Properties, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit for the year ended December 31, 2002 also included the financial statement schedule listed in the Index to Financial Statements at Item 14. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express on the financial statements and the financial statements schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such financial statements present fairly, in all material respects, the financial position of Merry Land Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Note 3 to the financial statements, the company changed its method of accounting for discontinued operations to conform to the Statement of Financial Accounting Standards No. 144 and retroactively restated the 2001 and 2000 financial statements for the change.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Atlanta, Georgia
January 23, 2003
(February 25, 2003 as to Note 13)

Part II
Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          On August 6, 2002, Merry Land Properties, Inc. (“Merry Land”) dismissed Arthur Andersen LLP (“Arthur Andersen”) as its independent accountant and engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its new independent accountant for the fiscal year ending December 31, 2002. The decision to change accountants was recommended by Merry Land’s Audit Committee and unanimously approved by Merry Land’s Board of Directors.

          The reports of Arthur Andersen on the consolidated financial statements of Merry Land for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

          During Merry Land’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through August 6, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended December 31, 2001 and 2000, or the subsequent interim period through August 6, 2002.

          Merry Land has provided Arthur Andersen LLP with a copy of the disclosures in this filing and requested Arthur Andersen LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements in the three preceding paragraphs. We were notified by the Securities and Exchange Commission on August 5, 2002 that Arthur Andersen LLP had informed them that it is no longer able to provide Merry Land audit services, as a result, effectively terminating their relationship with us. It is our understanding that Arthur Andersen LLP would be unable to provide a letter stating agreement with the disclosure.

          During Merry Land’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through August 6, 2002, Merry Land did not consult with Deloitte & Touche regarding the application of Merry Land’s accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Part III
Item 10--Directors and Executive Officers of the Registrant

          Merry Land’s Bylaws provide for a Board of Directors consisting of not less than five or more than nine members. The number of Directors is fixed at five for the current year. Directors of the company are divided into three classes, consisting of two Directors whose terms expire at the 2003 Annual Meeting of Stockholders, two Directors whose terms expire at the 2004 Annual Meeting, and one Director whose term expires at the 2005 Annual Meeting.

          All Executive Officers of the company are elected annually by the Board or Directors for terms of one year and hold office until their successors are elected and qualify.

           The table below provides information about the company's Directors and Executive officers.

------------------------------------------------------------------------------------------------------------------------
                                                                                                     Common
     Name, Business                                                         Director         Stock Beneficially Owned
     Experience and                        Position       Year Director's   or Officer ---------------------------------
       Committees             Age        with Company      Term Expires       Since        Amount (1)      Percentage (2)
------------------------------------------------------------------------------------------------------------------------

Fred W. Bolt                  44         Senior Vice           N/A           2002          20,000 (3)         0.7%
                                         President of
                                         Development

Previously, Senior Vice President and Partner of Pappas Properties from May of 1999 through November 2002. Vice
President of Development of Post Properties, Inc. from February 1998 to April 1999. Vice President and Director of
Acquisitions of United Dominion Realty Trust, Inc. from December 1993 to January 1998. Member of the Board of Directors
of the Historic South End Development Corporation, the Charlotte Apartment Association, and the Preserve at
Bellingrath. Board of Advisors of the Charlotte Chamber of Commerce.

David W. Cobb                 54           Director            2004          1998         13,000 (4)          0.5%

Member of Audit and Compensation Committees. Executive Vice President of Commercial Net Lease Realty Services, Inc.
from April 2002. Previously, Chairman and Chief Executive Officer of Realty Logix, Inc. from June 2000 to February
2002. Previously, President of Provident Capital Funding, a division of The Provident Bank from January 1999 to May
2000. Chairman, President, and Chief Executive Officer of National Capital Holdings, Inc. from February 1997 to
December 1998.

Dorrie E. Green               44          Senior Vice           N/A           1998        114,201 (5)(6)      4.1%
                                       President, Chief
                                          Financial
                                           Officer,
                                        Secretary, and
                                          Treasurer

Vice President of Merry Land Properties, Inc. from October 1998 until November 2002. Previously, Chief Financial
Officer of Merry Land & Investment Company, Inc. (10) from January 1998 to October 1998. Vice President of Merry Land &
Investment Company, Inc. from January 1995 to October 1998. Employee of Merry Land & Investment Company, Inc. since
1994.

W. Tennent Houston            52       Chairman of the         2005           1998        514,634 (5)(6)     18.7%
                                         Board, Chief
                                      Executive Officer

Member of Executive Committee. Previously, Chief Executive Officer and President of Merry Land & Investment Company,
Inc. (10) from December 1996 to October 1998.

Jefferson B. A. Knox          40           Director            2003           2001        125,795 (4)(8)      4.6%

Member of Executive, Audit and Compensation Committees. Executive Director of The Knox Foundation, a
private charitable foundation, since April 1998. Previously from 1992 to 1998, President of the Columbia County,
Georgia division of Allied Bank of Georgia, which was acquired in 1997 by Regions Bank of Georgia. Currently,
Director of Netzee, Inc.

Stewart R. Speed              38           Director            2004           1998          9,300 (4)         0.3%

Member of Audit and Compensation Committees. President of H.C. Bailey Company since June 2002. Previously, Partner with
Southeast Capital Partners, Inc. from January 2000 to May 2002. Previously, Vice President of East Group Properties,
Inc. from February 1997 to January 2000.

Michael N. Thompson           54          Director,            2003           1998        295,778 (5)(9)     10.7%
                                       President, Chief
                                      Operating Officer

Member of Executive Committee. Previously, Executive Vice President of Merry Land & Investment Company, Inc. (10) from
January 1997 to October 1998. Chief Operating Officer of Merry Land & Investment Company, Inc. from December 1996 to
October 1998. Currently, Trustee of Equity Residential Properties Trust.
-------------------------------------------------------------------------------------------------------------------------

(1)     The shares shown were owned directly as of March 3, 2003 unless otherwise indicated.

(2)     Assumes 2,756,763 outstanding shares as of January 31, 2003.

(3)     In September 2002, Mr. Bolt received a grant of 20,000 shares as compensation for his future services. One fifth of these shares vest on each anniversary date of the grant.

(4)     In partial compensation for their services as Directors, Messrs. Cobb and Speed each received grants of 2,000 common stock shares in June 1999, January 2001, January 2002 and January 2003. Mr. Knox received a grant of 2,000 common shares in January 2002 and January 2003.

(5)     In October 1998 Messrs. Houston and Thompson received grants of 107,527 restricted common stock shares, and Mr. Green received a grant of 53,764 restricted common stock shares. One fifteenth of these restricted common stock shares vest on each anniversary date of the grants.

During January 2002, 2001, and 2000, Messrs. Houston and Thompson received grants of 10,000, 10,000 and 20,000 shares, respectively, in lieu of cash bonuses. Mr. Green received, in addition to his cash bonuses, grants of 5,000, 10,000 and 10,000 shares on these dates. One fifth of these shares vest on each anniversary date of the grants.

(6)     Includes 22,059 shares held in Mr. Green's account in the company's ESOP and 49,843 grant shares which are not yet vested.

(7)     Includes 204,276 shares owned by a family limited partnership of which Mr. Houston is the sole general partner, 93,685 grant shares which are not yet vested, and 123,878 shares held in Mr. Houston’s account in the company’s ESOP. The amount also includes 36,457shares in the ESOP which have not been allocated to the account of any company employee and for which Mr. Houston holds voting power as sole trustee of the ESOP, but in which he has no economic interest.

(8)     Mr. Knox's shares include 110,750 shares owned by a family limited partnership, of which he is a general partner and 11,045 shares owned by a charitable trust, of which he is Executive Director. Mr. Knox shares the power to vote and dispose of these shares.

(9)     Includes 286 shares owned by Mr. Thompson's wife and children, 39,681 shares held in Mr. Thompson's account in the company's ESOP, 93,685 grant shares which are not yet vested and 140,748 shares owned by a family limited partnership of which Mr. Thompson is a general partner.

(10)     Merry Land Properties, Inc. was formed on September 3, 1998 as a corporate subsidiary of Merry Land & Investment Company, Inc. in connection with a transaction in which Merry Land & Investment Company was merged into another real estate investment trust on October 19, 1998. On October 15, 1998 the common stock of Merry Land Properties was spun off to the common shareholders of Merry Land & Investment Company. When the merger was completed, Merry Land Properties began operating as an independent public company.

Section16(a)--Beneficial Reporting Owner Compliance

          Under Securities and Exchange Commission rules relating to reporting of changes of beneficial ownership of Company common stock, all the reports relating to transactions of directors and executive officers of the Company were timely filed.

Item 11--Executive Compensation

          Compensation of the Board of Directors. Directors, with the exception of Messrs. Houston and Thompson, receive $1,000 for each Board meeting attended, $1,000 for attending the Audit and/or Compensation Committee meetings, and $250 for each Executive Committee meeting attended. In addition, the Board awarded 2,000 shares of company common stock in January 2003 to each Director serving with the exception of Messrs. Houston and Thompson. Messrs. Houston and Thompson, who are company employees, received no compensation in 2002 for their service on the Board or its committees.

          Compensation of the Chief Executive Officer. Mr. Houston received a base salary of $100,000 in 2002 and will receive a base salary of $100,000 in 2003. In lieu of cash bonuses for 2001 he received a grant for 10,000 shares of restricted stock in January 2002, which had a value $77,500 on the date of the award.

          For as long as Mr. Houston is employed by the company, one fifteenth of the October 1998 restricted common stock grants and one fifth of all other restricted common stock grants become vested on the anniversary date of each award.

          At the market price of $8.42 per share on January 31, 2003, the value of the 53,842 shares currently vested would be $453,352. The value of the total awards once vested using the value at the time of each grant would be $704,920. Mr. Houston is entitled to vote and to receive any dividends declared with respect to both vested and unvested shares. He will also be entitled to further compensation and awards as may be approved in the future by the Board.

          Executive Compensation. The following table sets forth the compensation paid or accrued for services by the company’s four Executive Officers for the period from January 1, 2000 to December 31, 2002.

----------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation             Long-Term           All Other
                                                 -----------------------        Restricted Stock   -------------------
                                                  Salary          Bonus             Awards         Compensation (1)
----------------------------------------------------------------------------------------------------------------------
W. Tennent Houston                2002            $100,000        $      -           $ 77,500 (4)      $17,800  (2)
Chairman and Chief                2001             100,000               -             52,500 (5)       14,600  (2)
Executive Officer                 2000             100,000               -             97,500 (6)       14,600  (2)

Michael N. Thompson               2002             100,000               -             77,500 (4)       17,800  (2)
President and Chief               2001             100,000               -             52,500 (5)       14,600  (2)
Operating Officer                 2000             100,000               -             97,500 (6)       14,600  (2)

Dorrie E. Green                   2002             120,000          20,000             38,750 (4)       20,700  (3)
Senior Vice President and         2001             120,000          20,000             52,500 (5)       16,600  (3)

Chief Financial Officer           2000             100,000          20,000             48,750 (6)       14,600  (3)

Fred W. Bolt                      2002            $ 37,500 (8)    $      -           $179,800 (7)      $   900
Senior Vice President of
Development
----------------------------------------------------------------------------------------------------------------------

(1)     Messrs. Houston, Thompson, Green and Bolt each receive $300 per month auto allowance, as do all employees of the company who frequently use their car on company business.

(2)     The company contributed $11,200 to the ESOP and $3,000 to the 401K accounts of both Messrs. Houston and Thompson for 2002, contributed $8,000 and $3,000, respectively, to their accounts in 2001 and contributed $10,000 and $1,000, respectively, to their accounts in 2000.

(3)     The company contributed $13,500, $9,000, and $10,000 to the ESOP account of Mr. Green for 2002, 2001 and 2000, respectively and contributed $3,600, $4,000 and $1,000 to his 401K account in 2002, 2001, and 2000, respectively.

(4)     Based upon the average of the high and low prices on the date of the January 2002 grant of $7.75 per common stock share, the value of the total shares granted to Messrs. Houston, Thompson and Green was $77,500, $77,500 and $38,750, respectively, and the original cost of their currently vested shares as $15,500, $15,500 and $7,750, respectively. The market value of the currently vested shares at January 31, 2003 was $16,840 for both Messrs. Houston and Thompson and $8,420 for Mr. Green based on the $8.42 closing price of the company's common stock shares.

(5)     Based upon the average of the high and low prices on the date of January 2001 grant of $5.25 per common stock share, the value of the total shares granted to Messrs. Houston, Thompson and Green was $52,500 each and the value of their currently vested shares was $21,000 each. The market value of the currently vested shares at January 31, 2003 was $33,680 each based on the $8.42 closing price of the company's common stock shares.

(6)     Based upon the average of the high and low prices on the date of the January 2000 grant of $4.875 per common stock share, the value of the total shares granted to Messrs. Houston, Thompson and Green was $97,500, $97,500 and $48,750, respectively, and the value of their currently vested shares as $58,500, $58,500 and $39,000, respectively. The market value of the currently vested shares at January 31, 2002 was $101,040 for both Messrs. Houston and Thompson and 50,520 for Mr. Green based on the $8.42 closing price of the company's common stock shares.

(7)     Based upon the average of the high and low prices on the date of the September 2002 grant of $8.99 per common stock share, the value of the total shares granted to Mr. Bolt was $179,800. None of these shares are currently vested.

(8)     Mr. Bolt's annual compensation of $150,000 per year is guaranteed for 18 months from his date of hire in November 2002.

          The Directors Stock Compensation Plan is intended as compensation and as a performance incentive and to encourage the continued support, loyalty and services of the members of the Board of Directors of Merry Land Properties who are not full time employees of Merry Land. The plan is further intended to closely associate their interests with the shareholders by reinforcing the relationship between their rewards and the shareholders’ gains.

          The plan is administered by the Board of Directors of Merry Land and the plan may be terminated or suspended at any time by the Board of Directors. The original number of shares for which the awards could be granted was 25,000 of Merry Land’s authorized but not issued common stock, no par value per share. The plan shall terminate after all the awards have been granted or after the tenth anniversary of the April 19, 1999 effective date.

          Each Director of Merry Land may receive more than one award but may not receive awards totaling more than 5,000 shares of common stock in any calendar year. The shares fully vest upon the receipt of the award.

           Compensation and Audit Committee Interlocks and Insider Participation. The Board maintains an Executive Committee, an Audit Committee, and a Compensation Committee. The Executive Committee is empowered to conduct the business of the company between Board meetings. The Audit Committee supervises the company’s independent public accounting firm and the Compensation Committee acts on compensation matters for the Chairman and President as well as for Directors. The Board of Directors acts as a whole on compensation matters for the other Executive Officers and the administration of stock grants.

          All Directors attended at least seventy five percent in aggregate of the meetings of the Board and the committees on which they served in 2002. No Executive Officer of the company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the company’s Board of Directors or Audit and Compensation Committees.

          The Board’s goal in setting executive compensation is to link pay to company performance by making stock based compensation a significant component of executive pay and by paying discretionary cash bonuses on the basis of company as well as individual performance. In determining all forms of compensation the Board evaluates the company’s overall performance, competitors’ levels of base salary, cash bonuses and stock based plans, the level of compensation necessary to attract and retain executive talent and the Executive Officer’s contribution toward the achievement of the company’s goals of increasing shareholder value. Company performance is measured by several indicators, including stock price performance and growth in funds from operations.

          The Board’s objective has been to attract, compensate and retain Directors, Executive Officers and key employees and to provide them with appropriate incentives and performance rewards, while aligning their interests with the interests of the stockholders. In January 2002, three Executive Officers received a combined total of 25,000 restricted stock grants in lieu of additional cash bonuses for 2001. These grant shares vest over five years and unvested portions of these and all other grants are forfeited if the holder’s employment is terminated except for death or disability.

Item 12--Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          On January 31, 2003, the total number of outstanding shares of the company’s common stock (the only voting securities of the company) 2,756,763, each of which is entitled to one vote. The table below sets forth certain information concerning the only persons known to the company to beneficially own more than 5% of the outstanding common stock, and the beneficial ownership of common stock of the Directors and Executive Officers as a group:

             ----------------------------------------    ----------------------    -----------
                                                           Amount and nature of      Percent
                                                           beneficial ownership        of
              Name and address of beneficial owner         as of March 3, 2003       class(3)
             ----------------------------------------    ----------------------    -----------
             W. Tennent Houston                                    514,634 (1)          18.8%
             2821 Hillcrest Ave.
             Augusta, GA 30909

             Michael N. Thompson
             2 Marsh Harbor Drive                                  295,777 (1)          10.8%
             Savannah, GA 31410

             Bard Associates, Inc.
             135 S. LaSalle St., Suite 2320                        153,881 (2)           5.5%
             Chicago, IL 60603

             All Directors and Officers as a group               1,092,707 (1)          39.6%
             ----------------------------------------    ----------------------    -----------

          (1)     See "Directors and Executive Officers."
          (2)     According to a beneficial ownership report (Schedule 13G) filed with the Securities and Exchange Commission dated February 5, 2003, Bard Associates, Inc. had sole dispositive and voting power over all such shares shown above.
          (3)     Assumes 2,756,763 outstanding shares.

Equity Compensation Plan Information

----------------------------------------------------------------- ------------- --------------- -----------------
                                                                                                    Number of
                                                                   Number of       Weighted         Securities
                                                                   Securities      Average        Available for
                                                                  to be Issued  Exercise Price   Future Issuance
                         Plan Category                                 (a)                             (b)
----------------------------------------------------------------- ------------- --------------- -----------------
Equity compensation plans approved by security holders                     0             N/A         178,552
Equity compensation plans not approved by security holders                 0             N/A           7,000 (c)
                                                                  ------------- --------------- -----------------
                                                           Total           0             N/A         185,552
----------------------------------------------------------------- ------------- --------------- -----------------

          (a)     No outstanding options, warrants and rights
          (b)     Shares available for awards
          (c)     Held in Directors Stock Compensation Plan

Item 13--Certain Relationships and Related Transactions

          None

Item 14--Controls and Procedures

          Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision of the company’s Chief Executive Officer and Chief Financial Officer and with the participation of the company’s management, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic Securities and Exchange Commission filings. No significant changes were made in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15--Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as a part of this report:

1.   FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:
                    Independent Auditors' Report
                    Balance Sheets
                    Statements of Income
                    Statements of Changes in Stockholders' Equity
                    Statements of Cash Flows
                    Notes to Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are required to be filed by Item 8 and Item 14(d) of Form 10-K:
                    Real Estate and Accumulated Depreciation

EXHIBITS

(2.1)     Agreement and Plan of Merger dated February 19, 2003 by and among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc.
            and Merry Land Properties, Inc. (incorporated by reference to Exhibit 2.1 of the company's Form 8-K filed February 26, 2003)

(2.2)     Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC
            (incorporated by reference to Exhibit 2.2 of the company's Form 8-K filed February 26, 2003)

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

(4.2)     The following instruments each dated April 18, 2000 define the rights of holder of indebtedness of the company's subsidiary:
             (a)     Mortgage for ML James Island Apartments, L.P. (incorporated by reference to exhibit 4.2(a) to the company's Annual Report on
                       Form 10-K filed March 26, 2001)
             (b)     Mortgage Note for ML James Island Apartments, L.P. (incorporated by reference to exhibit 4.2(b) to the company's Annual Report on
                       Form 10-K filed March 26, 2001)

The company has additional long-term debt that does not exceed ten (10%) percent of the total assets of Merry Land and its subsidiaries on a consolidated basis. Merry Land agrees to furnish a copy of any such instrument to the Commission upon request.

(10)       MATERIAL CONTRACTS

(10.1)     The company's 1998 Management Incentive Plan (incorporated by reference to Appendix F to Exhibit 10.1 of the company's
              Registration Statement on Form 10 filed September 4, 1998)

(10.2)     The company's Directors Stock Compensation Plan (incorporated by reference as Exhibit 4.3 to the company's Registration
              Statement on Form S-8 filed April 19, 1999, registration number 333-76521)

(10.3)     The company's 2000 Management Incentive Plan (incorporated by reference to Appendix A to the company's definitive proxy statement filed on March 23, 2000)

(10.4)     Principal Shareholder Agreement dated February 19, 2003 by and among Cornerstone Realty Income Trust, Inc. and
              W.Tennent Houston (incorporated by reference to Exhibit 99.2 of the company's Form 8-K filed February 26, 2003)

(10.5)     Principal Shareholder Agreement dated February 19, 2003 by and among Cornerstone Realty Income Trust, Inc. and
               Michael N. Thompson (incorporated by reference to Exhibit 99.3 of the company's Form 8-K filed February 26, 2003)

(10.6)     Principal Shareholder Agreement dated February 19, 2003 by and among Cornerstone Realty Income Trust, Inc. and
              Dorrie Green (incorporated by reference to Exhibit 99.4 of the company's Form 8-K filed February 26, 2003)

(21)       Subsidiaries of Merry Land Properties, Inc

(23)       Consent of Independent Auditors

(99.1)    Certification of Periodic Financial Report

(b)         Reports on Form 8-K. The registrant filed no reports on Form 8-K during the last quarter of 2002.

Part IV
Item 14--Schedule XI--Real Estate and Accumulated Depreciation for the Year Ending December 31, 2002:

                                                   Cost capitalized                 Gross amount at which
                      Initial cost to company   subsequent to acquisition        carried at December 31, 2002
                      -----------------------   -------------------------        ----------------------------
                                  Buildings &                  Carrying                    Buildings &                   Accumulated   Date of       Date     Depreciable
Residential              Land    improvements   Improvements     Cost          Land        Improvements     Total      depreciation  construction  acquired      life
-----------           ---------- ------------   ------------  -----------  -----------    ------------    -----------  ------------- ------------  --------   -----------

Greentree            $  325,000   $ 6,001,731    $ 1,466,734    $     --    $  325,000     $ 7,468,465    $ 7,793,465   $3,130,666       1984        1986      5-50 yr.
Hammocks @ Long Point   947,016    19,473,395        542,086          --       947,016      20,015,481     20,962,497    1,479,725       1997        1999      5-50 yr.
Huntington              485,100     5,216,010        498,495          --       485,100       5,714,505      6,199,605      483,076       1986        1999      5-50 yr.
James Island          1,200,000    16,400,000         34,643                 1,200,000      16,434,643     17,634,643      632,030       2001        2001      5-50 yr.
Marsh Cove              329,786     6,649,280      1,572,408          --       329,786       8,221,688      8,551,474    3,267,986       1983        1986      5-50 yr.
Quarterdeck             580,000     8,216,250      2,159,341          --       580,000      10,375,591     10,955,591    3,235,237       1987        1989      5-50 yr.
Waters Edge             448,000     6,490,069      1,939,625          --       448,000       8,429,694      8,877,694    2,931,283       1985        1988      5-50 yr.
Whitemarsh              988,257    11,976,663              -          --       988,257      11,976,663     12,964,920      312,333
Windsor Place           378,778     9,279,624        686,677          --       378,778       9,966,301     10,345,079      894,915       1985        1999      5-50 yr.
                      ---------- ------------   ------------  -----------  -----------    ------------    -----------  -------------
Total Apartments      5,681,937    89,703,022      8,900,009          --     5,681,937      98,603,031    104,284,968   16,367,251

Commercial              277,500     1,386,283      1,707,303          --       277,500       3,093,586      3,371,086    1,007,819      Various     Various    5-50 yr.
----------

Development in        3,799,642             -      4,352,798                 3,799,642       4,352,798      8,152,440            -      Various       --          --
Progress
--------

Land                  2,682,984             -      1,502,640          --     4,185,624               -      4,185,624       50,610      Various       --          --
----                  ---------- -------------   -----------  -----------  -----------    ------------    -----------  -------------

Total               $11,620,841   $91,089,305    $17,283,973    $     --   $13,123,481    $106,870,638   $119,994,119  $17,425,680
                      ========== =============   ===========  ===========  ===========    ============    ===========  =============

Notes:

(a) Reconciliation of total real estate carrying value and accumulated depreciation for the years ending December 31, 2002, 2001 and 2000 are as follows:

                                                                   Real estate cost                                       Accumulated depreciation
                                              -----------------------------------------------------------  -------------------------------------------------------
                                                    2002                 2001                 2000                2002               2001              2000
                                              ----------------  ---------------------  ------------------  ------------------  ---------------  ------------------
Balance at beginning of period                   $128,053,177        $114,447,326         $106,969,169         $16,973,641      $14,577,942         $11,981,262
Additions--acquisitions and improvements           12,581,342          19,684,302            8,364,619           3,196,899        2,687,900           2,596,680
Deductions--sales                                 (20,640,401)         (6,078,451)            (886,462)         (2,744,860)        (292,201)                  -
                                              ----------------  ---------------------  ------------------  ------------------  ---------------  ------------------
Balance at end of period                         $119,994,118        $128,053,177         $114,447,326         $17,425,680      $16,973,641         $14,577,942
                                              ================  =====================  ==================  ==================  ===============  ==================

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

Signature                          Title                                        Date
---------                          -----                                        ----

/s/ DAVID W. COBB                  Director                                     03/20/03
------------------
    David W. Cobb

/s/ DORRIE E. GREEN                Senior Vice President, Chief Financial       03/20/03
-------------------                Officer, Secretary and Treasurer
    Dorrie E. Green

/s/ W. TENNENT HOUSTON             Chairman of the Board and                    03/20/03
----------------------             Chief Executive Officer
    W. Tennent Houston

/s/ JEFFERSON B. A. KNOX           Director                                     03/20/03
------------------------
    Jefferson B. A. Knox

/s/ STEWART R. SPEED               Director                                     03/20/03
---------------------------
    Stewart R. Speed

/s/ MICHAEL N. THOMPSON            President, Chief Operating                   03/20/03
-----------------------            Officer and Director
    Michael N. Thompson

I, Tennent W. Houston, certify that:

  I have reviewed this annual report on Form 10-K of Merry Land Properties, Inc.;
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

By: /s/ W. Tennent Houston	Date: March 20, 2003
W. Tennent Houston Chief Executive Officer

I, Dorrie E. Green, certify that:

  I have reviewed this annual report on Form 10-K of Merry Land Properties, Inc.;
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

By: /s/ Dorrie E. Green	Date: March 20, 2003
Dorrie E. Green Chief Financial Officer