Form 10-Q
period 2003-03-31
MERRY LAND PROPERTIES INC
filed 2003-05-14
CIK 1069546

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended

March 31, 2003

Commission file number: 000-29778

Merry Land Properties, Inc.

State of Incorporation: Georgia	I.R.S. Employer Identification Number: 58-2412761

________________

P.O. Box 1417
Augusta, Georgia
(Address of Principal Executive Offices)

706 722-6756	30903
(Registrant’s Telephone	(Zip Code)
Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes____ No X

The number of shares of common stock outstanding as of March 14, 2003 was 2,756,763.

Form 10-Q - Merry Land Properties, Inc.
Index

PART I.     FINANCIAL INFORMATION                                                                          Page
                                                                                                           ----

Item 1.          Financial Statements
                 Consolidated Balance Sheets - March 31, 2003 and December 31, 2002 .........................3

                 Consolidated Statements of Income -
                    Three months ended March 31, 2003 and 2002...............................................4

                 Consolidated Statements of Cash Flows -
                    Three months ended March 31, 2003 and 2002...............................................5

                 Notes to Consolidated Financial Statements..................................................6

Item 2.          Management's Discussion and Analysis of Financial Condition

PART II.    OTHER INFORMATION

Form 10-Q - Part I. Financial Information
Item 1-..Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited
                                                                                 March 31, 2003       December 31, 2002
                                                                                -------------------------------------------
ASSETS
      Real estate assets, at cost:
      Land held for mining, development and sale                                  $   3,817,368           $  4,185,624
      Apartments                                                                    111,214,733            104,284,968
      Commercial rental property                                                      3,349,861              3,371,086
      Furniture and equipment                                                         2,014,624              2,009,367
      Development in progress                                                         2,640,316              8,152,440
                                                                                -------------------------------------------
           Total cost                                                               123,036,902            122,003,485
      Accumulated depreciation and depletion                                        (20,241,627)           (19,301,776)
                                                                                -------------------------------------------
                                                                                    102,795,275            102,701,709

INVESTMENT IN JOINT VENTURE                                                           1,492,859              1,539,930
CASH AND CASH EQUIVALENTS                                                             2,256,995              2,984,334

ESCROWED CASH                                                                         1,196,708              1,748,261

OTHER ASSETS
      Notes receivable                                                                  332,014                339,115
      Deferred loan costs                                                             1,258,325              1,281,098
      Other receivable                                                                  411,946                398,795
      Deferred tax asset                                                              2,910,202              2,322,511
      Other                                                                             776,972                275,183
                                                                                -------------------------------------------
                                                                                      5,689,459              4,616,702
                                                                                -------------------------------------------
TOTAL ASSETS                                                                      $ 113,431,296           $113,590,936
                                                                                ===========================================

NOTES PAYABLE
      Construction loans                                                          $  27,596,281           $ 26,753,291
      Mortgage loans                                                                 63,663,970             63,843,303
                                                                                -------------------------------------------
                                                                                     91,260,251             90,596,594

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Accrued interest                                                                  564,117                561,959
      Accrued property taxes                                                            421,550                414,066
      Construction retainage                                                          1,807,386              1,772,821
      Payables and accrued liabilities                                                1,068,644              1,337,153
                                                                                -------------------------------------------
                                                                                      3,861,697              4,085,999

COMMITMENT AND CONTINGENCIES                                                                  -                      -

STOCKHOLDERS' EQUITY
      Common stock, at $1 stated value 5,000,000 shares authorized,
      2,756,763 and2,740,763 shares issued and outstanding at March
      31, 2003 and December 31, 2002, respectively                                    2,756,763              2,740,763
      Capital surplus                                                                10,084,692              9,955,892
      Unamortized compensation                                                       (1,608,940)            (1,613,909)
      Cumulative undistributed net earnings                                           7,215,985              8,186,230
      Receivable from ESOP                                                             (139,152)              (360,633)
                                                                                -------------------------------------------
                                                                                     18,309,348             18,908,343
                                                                                -------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                         $ 113,431,296           $113,590,936
                                                                                ===========================================

The accompanying notes are an integral part of these consolidated balance sheets.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                    Three months ended March 31,
                                                                                -------------------------------------
INCOME                                                                                2003               2002
                                                                                -------------------------------------
Rental income                                                                     $ 3,990,420        $ 3,595,650
Royalty income                                                                        168,874            123,420
Interest income                                                                        12,203             14,052
Management fees                                                                        97,084            108,908
Development fees                                                                      114,450            100,000
Sale of condominium                                                                   295,000                  -
Gain on sale of land                                                                  115,208             98,742
Other income                                                                           12,091             (7,399)
                                                                                -------------------------------------
                                                                                    4,805,330          4,033,373
EXPENSES
Rental expense                                                                      1,652,751          1,213,870
Cost of condominium sold                                                              360,230                  -
Interest expense                                                                    1,542,970          1,246,082
Depreciation                                                                          964,458            626,253
Amortization                                                                           43,048             17,461
General and administrative expense                                                  1,799,807          1,079,185
                                                                                -------------------------------------
                                                                                    6,363,264          4,182,851
                                                                                -------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES                                       (1,557,934)          (149,478)

Income tax benefit                                                                   (587,691)           (56,756)
                                                                                -------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                      (970,243)           (92,721)

DISCONTINUED OPERATIONS:
Gain from sale of apartments, net of $46,902 in income taxes                                -             76,622
Income from apartments sold, net of an income tax expense of $2,010,217                     -          3,238,545
                                                                                -------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                         -          3,315,167

NET (LOSS)  INCOME                                                                $  (970,243)       $ 3,222,446
                                                                                =====================================

WEIGHTED AVERAGE COMMON SHARES
  Basic                                                                             2,426,262          2,349,806
  Diluted                                                                           2,426,262          2,349,806

EARNINGS FROM CONTINUING OPERATIONS PER COMMON SHARE
  Basic                                                                           $     (0.40)       $     (0.04)
  Diluted                                                                         $     (0.40)       $     (0.04)

EARNINGS FROM DISCONTINUED OPERATIONS PER COMMON SHARE
  Basic                                                                           $         -        $      1.41
  Diluted                                                                         $         -        $      1.41

EARNINGS PER COMMON SHARE
  Basic                                                                           $     (0.40)       $      1.37
  Diluted                                                                         $     (0.40)       $      1.37

The accompanying notes are an integral part of these consolidated income statements.

Form 10-Q - Part I. Financial Information
Item 1- Financial Statements

Merry Land Properties, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Three months ended March 31,
                                                                           ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                             2003              2002
                                                                           ------------------------------------
Net (loss) income                                                             $  (970,243)     $ 3,222,446
Adjustments to reconcile net (loss) income to net cash used in operations:
Income from discontinued operations, net of taxes                                       -       (3,315,167)
Deferred income tax benefit                                                      (587,691)         (56,756)
Gain on sale real property and land                                              (115,208)         (98,742)
Cost of condominium sold                                                          360,230                -
Depreciation and amortization expense                                           1,007,506          643,714
Amortization of compensation element of restricted stock grants                    95,469           92,423
Decrease in net payables and liabilities                                         (258,867)        (403,464)
Increase in other assets and receivables                                         (531,977)        (801,353)
                                                                           ------------------------------------
  Net cash used in operating activities                                        (1,000,781)        (716,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development                                                   (1,106,285)      (3,513,323)
Sale of real property and land                                                    183,725          102,600
Capitalized costs, improvements and replacements                                 (321,312)        (710,528)
Decrease in receivable from ESOP                                                  221,481           72,721
Distributions from joint ventures                                                  47,071           41,485
Payments received on notes receivable                                               7,101           10,421
                                                                           ------------------------------------
 Net cash used in investing activities                                           (968,219)      (3,996,624)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from construction loans                                              842,990        1,950,754
(Repayment of) net proceeds from mortgage loans                                  (179,333)         893,395
Decrease in escrows                                                               578,004          312,373
                                                                           ------------------------------------
  Net cash provided by financing activities                                     1,241,661        3,156,522

CASH FLOWS FROM DISCONTINUED OPERATIONS                                                 -        3,018,974

NET (DECREASE) INCREASE IN CASH                                                  (727,339)       1,461,972

CASH AT BEGINNING OF PERIOD                                                   $ 2,984,334      $ 3,601,636
                                                                           ====================================
CASH AT END OF PERIOD                                                         $ 2,256,995      $ 5,063,608
                                                                           ====================================

Interest paid:                                                                $ 1,636,809      $ 2,034,775
Income taxes paid:                                                            $         -      $         -

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

2.        Basis of Presentation and Summary of Significant Accounting Policies

        The consolidated financial statements were prepared by Merry Land without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of its financial position as of March 31, 2003 and results of operations for the three month period ended March 31, 2003. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. Certain information and disclosures have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Merry Land believes that the disclosures herein are adequate to make the information presented not misleading.

        These financial statements should be read in conjunction with the audited financial statements and notes included in the company’s latest annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

3.        Discontinued Operations

        On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. In December, 2002, Merry Land also sold Summit Place apartments, located in Charleston. As a result of these sales, the company’s financial statements have been prepared with these three communities’ results of operations, cash flows, and the gain from sale of the two apartments presented and shown as “discontinued operations”. All historical statements have been restated to conform to this presentation in accordance with SFAS No. 144.

Summarized financial information for the discontinued operations is as follows:

                                                    Three months ending
                                                       March 31, 2002
                                                  -------------------------
                Rental income                             $  955,420
                Operating expenses                          (401,850)
                Depreciation                                (78,499)
                                                  -------------------------
                Operating income                             475,071
                Interest expense                            (346,144)
                Amortization expense                          (5,402)
                                                  -------------------------
                Net income before taxes                      123,525
                Income tax expense                           (46,902)
                                                  -------------------------
                Net income after taxes                    $   76,622
                                                  =========================

4.        Earnings Per Share and Share Information

        Basic earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period excluding the unvested shares issued to employees under our Management Incentive Plan. Diluted earnings per share is computed giving effect to dilutive stock equivalents resulting from outstanding options and restricted stock using the treasury stock method. Since the company had a loss from continuing operations for the first three months in 2003 and 2002, all stock equivalents were antidilutive during these periods and have been excluded from weighted shares outstanding.

         A reconciliation of the average outstanding shares used in the two calculations is as follows:

                                                                Three months ended March 31,
                                                             ------------------------------------
                                                                  2003                2002
                                                             ----------------    ----------------
        Weighted average shares outstanding-basic               2,426,262           2,349,806
        Dilutive potential common shares (1)                            -                   -
                                                             ----------------    ----------------
        Weighted average shares outstanding-diluted             2,426,262           2,349,806

         (1)        Dilutive potential common shares not included because the company's continuing operations were in a loss position for both periods. The total potential common shares outstanding were 2,497,766 and 2,606,468 at March 31, 2002 and 2003, respectively.

5.        Segment Information

        The company has three reportable segments: Apartment Communities, Commercial Properties and Land, and Third Party Services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Form 10-K of the year ended December 31, 2002. The following information has been presented in a presentation consistent to the information utilized by the chief decision makers in managing the company. The company measures performance for each segment based on segment income.

                                                           Commercial &      Third Party
Three months ending March 31, 2003         Apartments          Land            Services         Corporate        Consolidated
                                        ----------------------------------------------------------------------------------------
Real estate rental revenue                 $ 3,861,320      $  129,100        $       -       $         -        $  3,990,420
Real estate expense                         (1,571,533)        (81,218)               -                 -          (1,652,751)
Depreciation and amortization                 (877,453)        (62,607)               -           (67,446)         (1,007,506)
                                        ----------------------------------------------------------------------------------------
Income from real estate                      1,412,334         (14,725)               -           (67,446)          1,330,163
Other income                                         -         333,302           97,084            24,294             454,680
                                        ----------------------------------------------------------------------------------------
Segment income                               1,412,334         318,577           97,084           (43,152)          1,784,843
Interest expense                                     -               -                -        (1,542,970)         (1,542,970)
General and administrative                    (153,907)       (194,881)        (131,463)       (1,319,556)         (1,799,807)
                                        ----------------------------------------------------------------------------------------
Income before taxes                          1,258,427         123,696          (34,379)       (2,905,678)         (1,557,934)
Income tax benefit                                   -               -                -           587,691             587,691
                                        ----------------------------------------------------------------------------------------
Net income-continuing operations             1,258,427         123,696          (34,379)       (2,317,987)           (970,243)
Income-discontinued operations                       -               -                -                  -                  -
                                        ----------------------------------------------------------------------------------------
Net income                                 $ 1,258,427      $  123,696        $ (34,379)      $(2,317,987)       $   (970,243)
                                        ========================================================================================
Capital investments                        $   294,686      $1,127,654        $       -       $     5,257        $  1,427,597
                                        ========================================================================================
Total real estate assets                   $93,970,029      $8,711,116        $       -       $   114,130        $102,795,275
                                        ========================================================================================

                                                           Commercial &      Third Party
Three months ending March 31, 2002         Apartments          Land            Services         Corporate         Consolidated
                                        ----------------------------------------------------------------------------------------
Real estate rental revenue                 $ 3,527,701      $   67,949        $       -       $         -       $   3,595,650
Real estate expense                         (1,143,738)        (70,132)               -                 -          (1,213,870)
Depreciation and amortization                 (535,523)        (52,127)               -           (56,064)           (643,714)
                                        ----------------------------------------------------------------------------------------
Income from real estate                      1,848,440         (54,310)               -           (56,064)          1,738,066
Other income                                         -         322,162          108,908             6,653             437,723
                                        ----------------------------------------------------------------------------------------
Segment income                               1,848,440         267,852          108,908           (49,411)          2,175,789
Interest expense                                     -               -                -        (1,246,082)         (1,246,082)
General and administrative                    (286,076)        (94,852)        (185,580)         (512,677)         (1,079,185)
                                        ----------------------------------------------------------------------------------------
Income before taxes                          1,562,364         173,000          (76,672)       (1,808,170)           (149,478)
Income tax benefit                           5,723,833               -                -            56,756              56,756
                                        ----------------------------------------------------------------------------------------
Net income-continuing operations             1,562,364         173,000          (76,672)       (1,751,414)            (92,721)
Income-discontinued operations               5,723,833               -                -        (2,408,665)          3,315,167
                                        ----------------------------------------------------------------------------------------
Net income                                 $ 7,286,197      $  173,000        $ (76,672)      $(4,160,079)      $   3,222,446
                                        ========================================================================================
Capital investments                        $   137,940      $3,291,905        $       -       $       202       $   3,430,047
                                        ========================================================================================

6.        Commitments and Contingencies

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

        On February 19, 2003, the company entered into an agreement to merge Merry Land Properties, Inc. into a subsidiary of Cornerstone Realty Income Trust, Inc., a New York Stock Exchange listed real estate investment trust (REIT) headquartered in Richmond, Virginia. Cornerstone will issue new securities to the holders of Merry Land’s common shares. The total value of the common stock to be received by Merry Land shareholders (including common stock receivable upon conversion) as of the date of the merger agreement was approximately $42 million to Merry Land shareholders and Cornerstone will assume approximately $94 million in debt and other liabilities. The transaction will be tax free to our shareholders and is expected to close in the second quarter 2003, subject to the approval of Merry Land’s shareholders and other customary closing conditions. The proposed transaction can be terminated at our option, if the closing price of Cornerstone’s common shares is below $6.50 per share for 10 of any 30 consecutive trading days prior to the consummation of the merger.

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

        The transactions were approved and recommended by an independent committee of Merry Land’s board of directors that consisted entirely of directors who will not be owners of the new company. The independent committee was advised by an independent financial advisor.

        The proposed transaction can be terminated at our option, if the closing price of Cornerstone’s common shares is below $6.50 per share for 10 of any 30 consecutive trading days prior to the consummation of the merger. Upon completion of the merger, Tennent Houston will be added to Cornerstone’s Board of Directors. The company expects the transactions to close in the second quarter of 2003, subject to the approval of Merry Land’s shareholders and other customary closing conditions.

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

        In connection with the proposed merger, Cornerstone filed a registration statement with the Securities and Exchange Commission that contains the prospectus of Cornerstone relating to the securities to be issued as consideration in the merger and the proxy statement of Merry Land relating to the special meeting at which the proposed merger will be considered and voted upon by Merry Land’s shareholders, as well as other relevant documents concerning the proposed merger. Investors and security holders are urged to read the proxy statement/prospectus, along with any other documents filed with the SEC because they contain important information. You can obtain a free copy of the registration statement, including the exhibits filed therewith, at the SEC’s website at www.sec.gov. In addition, you may obtain the proxy statement/prospectus and other documents filed with the SEC free of charge by requesting them from Cornerstone, in writing, at Cornerstone Realty Income Trust, Inc., Attention: Mark M. Murphy, 306 East Main Street, Richmond, Virginia 23219, or by telephone at (804) 643-1761; or from Merry Land, in writing, at Merry Land Properties, Inc., Attention: Dorrie E. Green, 209 Seventh Street, Suite 300, Augusta, Georgia 30901, or by telephone at (706) 722-6756.

        Merry Land, its directors and executive officers have been deemed to be participants in the solicitation of proxies from Merry Land shareholders in favor of the proposed merger. A description of any interests that the directors and executive officers of Merry Land have in the transaction are available in the proxy statement/prospectus.

Apartments

        At March 31, 2003 Merry Land owned or had an interest in 2,292 apartment units in ten communities. These communities are described in the following table.

                                                                Three months ended March 31,
                                                                ----------------------------
                                                     Average Occupancy (1)        Average Rental Rate (2)
                                                     ---------------------        -----------------------
                    COMMUNITY             Units       2003           2002            2003          2002
                    ---------             -----       ----           ----            ----          ----
         WHOLLY OWNED COMMUNITIES
         ------------------------
         Quarterdeck                       230         94%            97%          $  769        $  782
         Waters Edge                       204         90%            98%             648           646
         Merritt at James Island (3)       230         80%            39%           1,063         1,046
         Windsor Place                     224         96%            94%             649           655
                                           ---         ---            ---           -----         -----
           Total-Charleston                888         90%            81%             787           750

         Greentree                         194         88%            96%             681           669
         Hammocks at Long Point            308         88%            96%             868           898
         Huntington                        147         94%            98%             691           676
         Marsh Cove                        188         93%            96%             758           758
         Merritt at Whitemarsh (3)         241         41%            N/A           1,037           N/A
                                           ---         ---            ---           -----         -----
           Total-Savannah                1,078         80%            96%             829           774

         Total-Wholly Owned (4)          1,966         84%            89%          $  810        $  763

         JOINT VENTURE COMMUNITIES
         -------------------------
         Cypress Cove (5)                  326         98%            95%          $  806        $  789
                                           ---         ---            ---          ------         -----
         Total-Joint Venture               326         98%            95%             806           789

         Total-all                       2,292         86%            90%          $  809        $  767

         (1)        Represents the average physical occupancy at each month end for each period owned.
         (2)        Represents the weighted average monthly rent charged for occupied owned units and rents asked for unoccupied owned units at March 31.
         (3)        Development communities under lease up.
         (4)        All wholly owned communities are "same store" with the exception of the two development communities under lease up.
         (5)        Merry Land holds a 10% equity interest in this apartment community.

         At the end of April 2003 the 230 unit Merritt at James Island in Charleston was 85% occupied and the lease up should be completed this summer. At Merritt at Whitemarsh in Savannah all 241 apartment units have been placed in service, and 113 units, or 57%, have been leased.

         In March 2002, the company sold West Wind, a 192 unit apartment community, and Magnolia Villas, a 144 unit apartment community, both located in Savannah. In December 2002, the company sold Summit Place, a 226 unit apartment community located in Charleston.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

         Rental Operations-All Apartments. The following table describes the operating performance of the wholly owned apartment communities that the company owned at March 31, 2003. (Dollars in thousands, except average monthly rent)

                                           %       Change from     Three months ended March 31,
                                        Change    2002 to 2003           2003        2002
                                     ---------------------------------------------------------
         Rental income                     9%       $ 333              $3,861      $3,528

         Operating expenses               37%         428               1,572       1,144
         Depreciation                     64%         341                 877         536
                                     ---------------------------------------------------------
         Total expenses                   36%         769               2,449       2,160

         Income from apartments (1)      (24)%       $(436)             $1,412      $1,848

         Average occupancy (2)            N/A           (5)%                84%         89%
         Average monthly rent (3)          6%       $  47              $  810      $  763
         Expense ratio (4)                N/A            8%                41%         32%

        (1)         Income from apartments is total revenues less operating expenses and depreciation.
         (2)         Represents the average physical occupancy at each month end for the period held.
         (3)         Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
         (4)         Represents total operating expenses divided by rental revenues.

         Income from apartments was down $436 thousand, or 24%, for the first three months in 2003 with a revenue increase of $333 thousand, or 9%, an operating expense increase of $428 thousand, or 37%, and a depreciation expense increase of $341 thousand, or 64%.

        Apartment income from Merritt at James Island was $75 thousand and $69 thousand for the first three months in 2003 and 2002, respectively. Rental income increased $293 thousand to $550 thousand in 2003 from $257 thousand in 2002 due to the addition of 118 units. Expenses increased $287 thousand to $475 thousand in 2003 from $189 thousand in 2002.

        The loss from apartments from the Merritt at Whitemarsh, which was completed in the first quarter 2003, was $89 thousand for the first three months in 2003. In 2003, rental income and expenses were $256 thousand and $346 thousand, respectively. In 2002, Whitemarsh’s income from apartments was $15 thousand on rental income of $29 thousand and expenses of $14 thousand.

        Rental Operations-Same Store Apartments. The following table compares the performance of the 1,491 units of our seven wholly owned residential communities which we owned for the first quarters of both 2003 and 2002. (“same store” results) (Dollars in thousands, except average monthly rent)

                                                                   Three months ended March 31,
                                             %      Change from    ----------------------------
                                           Change   2002 to 2003       2003         2002
                                        -------------------------------------------------------
         Rental income                      (6)%      $ (187)         $3,055       $3,242

         Personnel                          14%          42             335          293
         Utilities                          27%          20              95           75
         Operating                          10%          12             137          125
         Maintenance and grounds            28%          45             206          161
         Taxes and insurance                 6%          22             385          363
         Depreciation                        2%          10             470          460
                                        -------------------------------------------------------
         Total expenses                     10%         151           1,628        1,477

         Income from apartments (1)        (19)%      $ (338)         $1,427       $1,765

         Average occupancy (2)              N/A           (4)%            92%          96%
         Average monthly rent (3)           (1)%      $   (6)         $  734       $  740
         Expense ratio (4)                  N/A            7%            38%          31%

        (1)         Income from apartments is total revenues less operating expenses and depreciation.
        (2)         Represents the average physical occupancy at each month end for the period held.
        (3)         Represents weighted average monthly rent charged for occupied units and rents asked for unoccupied units at March 31.
        (4)         Represents total operating expenses divided by rental revenues.

        Same store income from apartments for the first quarter in 2003 was down 19% on a revenue decrease of 6% and an increase in expenses of 10%. Non depreciation expenses increased 14%. Overall occupancy at March 31, 2003 was 90.6%, down from 95.8% a year ago.

        Income from apartments for the first quarter in 2003 in Charleston was down 22% on a revenue decrease of 4% and an increase in expenses of 16%. The decrease in revenue was primarily due to a 3% decrease in average occupancy and the increase in expenses was due to an increase in maintenance employees and maintenance costs.

        Income from apartments for the first quarter in 2003 in Savannah was down 17% on a revenue decrease of 7% and an increase in expenses by 6%. The decrease in revenue was primarily due to a 5% decrease in average occupancy.

        Like most of the country, our markets in Savannah and Charleston are suffering weak apartment demand as the struggling economy has slowed job growth and low interest rates have encouraged home ownership at the expense of apartment rentals. However, rental activity has picked up in recent weeks and we hope that this will continue as the economy begins to expand and as mortgage rates move up.

        Rental Operations-Commercial. The company owns three commercial properties in the Augusta area. In 2002, we relocated our corporate offices from the Ellis Street office building to the newly renovated space in our Leonard building, also in downtown Augusta.

        Rental revenue increased to $124 thousand in 2003 from $64 thousand in 2002 primarily due to the new lease on our Ellis Street building.

         Land. We own 4,131 acres of unimproved land, of which 2,948 acres are subject to clay and sand mining leases. Land income, for the most part mineral royalties and mitigation credits, was $177 thousand and $113 thousand for the first three months in 2003 and 2002, respectively.

        Property Management Fees. Management fee income decreased $12 thousand in the first three months of 2003 to $97 thousand from $109 thousand the same period in 2002. The total units managed were 1,254 at the end of the first quarter 2003, down 204 units from 1,458 units in 2002.

        Development Fees. Development fee income was $114 thousand for the first quarter 2003, up from $100 thousand in 2002. All of the fee income in 2002 and $54 thousand of fee income in 2003 was from the Preserve at Godley Station Phase II, a third party development community, and $60 thousand of the fee income in 2003 was from the Merritt at Godley Station Phase I, a joint venture development community in which Merry Land has a 35% ownership interest. Merry Land also received $33 thousand in distributions in 2003 from the Merritt at Godley Station Phase I joint venture. Both of these developments are located in Savannah.

        Sale of Land. In March 2003, we sold a 74 acre tract of land located in Lexington, South Carolina for $165 thousand, recognizing a pretax gain of $122 thousand. In January 2002, we sold a 5.7 acre tract of land from the Brickyard Tract in Augusta for $103 thousand, recognizing a pretax gain of $99 thousand.

        Sale of Condominium. We have sold all of the seven condominium units at 214 Calhoun Street in Charleston; four units in 2001 and two units in 2002 and the final unit in March 2003. Total sales proceeds have been $3.0 million, and we have recognized cumulative pretax gains of $218 thousand. During the first quarter of 2003, we sold the remaining unit for $295 thousand, recognizing a pretax loss of $65 thousand.

        Interest Expense. Total interest expense decreased $49 thousand to $1.5 million for the first three months in 2003, from $1.6 million in 2002. The $346 thousand decrease in mortgage interest expense resulting from the purchaser’s assumption of the West Wind, Magnolia Villas and Summit Place apartments’ mortgages in 2002 was mostly offset by the decrease in interest capitalized to development. (Dollars in thousands for the following table)

                                                                            Three months ended March 31,
                                                       Change from      ---------------------------------
                                                      2002 to 2003           2003                2002
                                                    ----------------    --------------     --------------
         Construction loans                              $  55             $  398             $   343
         Mortgage loans                                    (11)             1,241               1,252
                                                    ----------------    --------------     --------------
         Total interest cost                                44              1,639               1,595
         Capitalized for development                       253                (96)               (349)
                                                    ----------------    --------------     --------------
         Interest expense-continuing operations            297              1,543               1,246
         Mortgage loans-discontinued operations           (346)                 -                 346
                                                    ----------------    --------------     --------------
         Total interest expense                         $  (49)           $ 1,543             $ 1,592

        In 2002, the purchasers of West Wind, Magnolia Villa and Summit Place apartment communities assumed $20.6 million in mortgage debt.

        Capitalized interest related to development decreased due to the completion of the Merritt at James Island and the Merritt at Whitemarsh communities.

        General and Administrative Expenses. General and administrative expenses increased $721 thousand, or 67%, to $1.8 million for the first quarter 2003 due to the $662 thousand increase in the proposed merger costs and due to the increase in legal and audit fees.

        Loss From Continuing Operations Before Taxes. The loss from continuing operations before taxes increased $1.4 million to a $1.6 million loss for the three month period in 2003 from a $150 thousand loss for 2002. The increase in loss was primarily due to the $721 thousand increase in general and administrative expense, the decrease in apartment income (net of rental, depreciation and interest expenses) from the “same store” communities and from the $406 thousand decrease in apartment income from both the Merritt at James Island and the Merritt at Whitemarsh development communities.

        Income From Discontinued Operations. On March 12, 2002, Merry Land sold both Magnolia Villas and West Wind apartments, located in Savannah, for a total of $16.4 million, recognizing a pretax gain of $5.2 million. Their total cost was $13.1 million and they had a net book value of $10.9 million. In addition, the company sold Summit Place apartments in December 2002. The total net income after interest and income taxes for these three apartment communities was $77 thousand for the first three months in 2002.

        Funds From Operations. For the first quarter of 2003 the (deficit) funds from operations totaled $(27) thousand down from $638 thousand in 2002. The reduction in FFO was due primarily to the sale of Magnolia Villas, West Wind and Summit Place apartments in 2002 and the increase in expenses related to the merger. (Dollars in thousands)

                                                                               Three months ended March 31,
                                                                             ---------------------------------
                                                                                 2003                 2002
                                                                             -------------        ------------

Loss from continuing operations                                                $ (970)              $  (93)
Add: depreciation of real estate owned                                            962                  585
Add: tax benefit resulting from permanent difference in book and tax basis         52                   52
Less: gain on sale of land, net of tax effect                                     (71)                 (61)
                                                                             -------------        ------------
Funds from continuing operations                                                  (27)                 483

Income from discontinued operations                                                 -                3,315
Add: depreciation of real estate owned                                              -                   79
Less: gain on sale of apartments, net of tax effect                                 -               (3,239)
                                                                             -------------        ------------
Funds from discontinued operations                                                  -                  155
                                                                             -------------        ------------
Total funds from operations                                                    $  (27)              $  638

Weighted average common shares outstanding-
          Basic                                                                 2,426                2,350
          Diluted                                                               2,426                2,350

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

        Financial Structure. We use debt to finance most of our acquisitions and development activities and, as a result, are a highly leveraged company. At March 31, 2003 total debt equaled 83% of total capitalization at cost and 72% of total capitalization with equity valued at market. (2,756,763 shares outstanding at the March 31, 2003 closing price of $13.08 per share). (Dollars in thousands)

                                        Equity at                     Equity at
                                             Book         % of           Market          % of
                                            Value        Total            Value         Total
                                      --------------  -----------  ---------------  ------------
          Construction loan             $  63,664          59%        $  63,664           50%
          Mortgage loans                   27,596          25%           27,596           22%
                                      --------------  -----------  ---------------  ------------
          Total debt                       91,260          83%           91,260           72%
          Common stock                     18,720          17%           36,058           28%
                                      --------------  -----------  ---------------  ------------
          Total capitalization          $ 109,980         100%        $ 127,318          100%
                                      ==============  ===========  ===============  ============

         Liquidity. We expect to meet our short-term liquidity requirements with working capital, cash provided by operating activities, lines of credit, construction loans, and the possible sale of land or other assets. Our primary short-term liquidity needs include operating expenses, capital improvements, purchase of land, the completion of the Merritt at Whitemarsh and the Merritt at James Island development communities, and the development of the Merritt at Central Park and Merritt at Godley Station apartment communities and the development of the First Ward property. Possible additional construction costs and a slower than projected lease up of the two development communities could have a negative impact on our short term cash requirements. In addition, a weak national economy might continue to affect cash generated by our stabilized communities.

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

        Cash Flows. Cash and cash equivalents totaled $2.3 million at March 31, 2003, down $727 thousand from $3.0 million at December 31, 2002. Net cash used by continuing operations was $1.1 million and the company used an additional $321 thousand for capital improvements on existing properties and for renovating our new corporate office and used $263 thousand net of construction loans on the existing developments. We also received $275 thousand from the repayment various receivables and investments, $184 thousand from the sale of land and a net $399 from mortgage loans and escrow repayments.

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

        When a project is completed and placed in service, it is depreciated on a straight-line basis over its estimated useful life. Projects are depreciated over 5 to 50 years. As required by generally accepted accounting principles, Merry Land periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or there are other indicators of impairment. Merry Land did not own any real estate assets that required an impairment charge in 2003.

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

Form 10-Q - Part I. Financial Information
Item 3.

Merry Land Properties, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes to the company’s reported market risk since December 31, 2002.

Form 10-Q - Part I. Financial Information

Merry Land Properties, Inc.
Controls and Procedures

        Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, including the of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Form 10-Q - Merry Land Properties, Inc.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On February 25, 2003, a plaintiff claiming to be a shareholder of Merry Land filed a purported class action against Merry Land and its directors in the Superior Court of Richmond County, Georgia, alleging that the directors breached their fiduciary duties to the shareholders by approving the proposed merger transaction with Cornerstone Realty Income Trust, Inc. and related transactions, including the sale by Merry Land of certain non-apartment assets to an entity formed by certain members of Merry Land’s management. The action seeks, among other things, an injunction barring the transactions and the payment of the plaintiff’s attorneys’ and experts’ fees. Merry Land and its directors believe the action is without merit and is vigorously defending against the action.

Item 2. Changes in Securities and Use of Proceeds

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

        a.        Exhibits:

                  (99.1)         Certification of Periodic Financial Report

        b.         Reports on Form 8-K. The registrant filed one report on Form 8-K during the first quarter of 2003, which was filed on
        February 26, 2003 in regard to the proposed merger between Cornerstone Realty Income Trust and Merry Land Properties, Inc.

Form 10-Q - Merry Land Properties, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRY LAND PROPERTIES, INC.

/s/ Dorrie E. Green
Dorrie E. Green
Senior Vice President and
Chief Financial Officer

May 14, 2003

Certifications

I, W. Tennent Houston, certify that:

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

By: /s/ W. Tennent Houston	Date: May 14, 2003
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

By: /s/ Dorrie E. Green	Date: May 14, 2003
Dorrie E. Green Chief Financial Officer